Form 10QSB
period 1996-06-30
WINTON FINANCIAL CORP
filed 1996-08-12
CIK 857907

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996
                               -------------------------------------
                                               OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-18993

                          WINTON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

     Ohio                                               31-1303854
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

5511 Cheviot Road
Cincinnati, Ohio                                         45247
(Address of principal                                  (Zip Code)
executive office)

Registrant's telephone number, including area code: (513) 385-3880

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                             No
    -----                                              -----
As of August 1, 1996, the latest practicable date, 1,986,152 shares of the registrant's common stock, no par value, were issued and outstanding.

                               Page 1 of 17 pages

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                 Page
PART I    -  FINANCIAL INFORMATION

             Consolidated Statements of Financial
             Condition                                             3

             Consolidated Statements of Earnings                   5

             Consolidated Statements of Cash Flows                 6

             Notes to Consolidated Financial Statements            8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                           12

PART II   -  OTHER INFORMATION                                    16

SIGNATURES                                                        17

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                      JUNE 30,       SEPTEMBER 30,
                  ASSETS                                                  1996                1995
                                                                                         (Restated)
Cash and due from banks                                             $    1,397          $    1,230
Interest-bearing deposits in other
  financial institutions                                                   941               2,288
                                                                    ----------           ---------
         Cash and cash equivalents                                       2,338               3,518

Investment securities available for sale - at market                     2,614               3,073
Investment securities - at cost, (approximate
  market value of $9,988 and $10,173 at June 30, 1996
  and September 30, 1995)                                                9,981              10,079
Mortgage-backed securities available for sale - at market                2,996               1,482
Mortgage-backed securities - at cost (approximate
  market value of $16,403 and $17,616 at June 30, 1996
  and September 30, 1995)                                               16,783              17,960
Loans receivable - net                                                 239,351             204,885
Loans held for sale - at lower of cost or market                         -                   1,079
Office premises and equipment - net                                      2,705               2,776
Real estate acquired through foreclosure                                   523                 343
Federal Home Loan Bank stock, at cost                                    2,277               2,163
Accrued interest receivable on loans                                     1,856               1,579
Accrued interest receivable on mortgage-backed securities                  131                 136
Accrued interest receivable on investments                                 204                 186
Prepaid expenses and other assets                                          535                 336
Intangible assets - net                                                    539                 585
                                                                    ----------          ----------
         TOTAL ASSETS                                               $  282,833          $  250,180
                                                                     =========           =========

                                                                                        JUNE 30,          SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                        1996                   1995
                                                                                                              (Restated)
Deposits                                                                               $215,251                $197,905
Advances from Federal Home Loan Bank                                                     44,390                  29,830
Accounts payable on mortgage loans serviced for others                                      665                     622
Advance payments by borrowers for taxes and insurance                                        76                     289
Other liabilities                                                                           719                     607
Accrued federal income taxes                                                                118                      91
Deferred federal income taxes                                                               531                     439
                                                                                       --------                --------
                  Total liabilities                                                     261,750                 229,783



Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued and outstanding                                          -                       -
  Common stock - 5,000,000 shares of no par value
    authorized; 1,986,152 and 1,984,523 shares outstanding
    at June 30, 1996 and September 30, 1995                                               -                       -
  Additional paid-in capital                                                              6,452                   6,444
  Retained earnings - substantially restricted                                           14,427                  13,775
  Unrealized gain on securities designated as available for sale                            204                     178
                                                                                       --------                --------
         Total shareholders' equity                                                      21,083                  20,397
                                                                                       --------                --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $282,833                $250,180
                                                                                        =======                 =======

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                   NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                                   1996           1995              1996           1995
                                                                             (Restated)                       (Restated)
Interest income
  Loans                                                         $13,780        $12,698            $4,800         $4,335
  Mortgage-backed securities                                        892            756               296            268
  Investments and interest-bearing deposits                         774            612               246            240
                                                                -------         ------            ------         ------
         Total interest income                                   15,446         14,066             5,342          4,843

Interest expense
  Deposits                                                        7,861          6,537             2,684          2,423
  Borrowings                                                      1,359          1,489               508            443
                                                                -------        -------            ------         ------
         Total interest expense                                   9,220          8,026             3,192          2,866
                                                                -------        -------             -----          -----
         Net interest income                                      6,226          6,040             2,150          1,977

Provision for losses on loans                                       253             78               -               36
                                                               --------        -------            ------         ------
         Net interest income after provision
           for losses on loans                                    5,973          5,962             2,150          1,941

Other income
  Gain on sale of mortgage loans                                    499            102                10             76
  Gain on sale of investment and mortgage-backed
    securities designated as available for sale                       9             47               -               27
  Gain on sale of real estate acquired through
    foreclosure                                                     -                5               -                5
  Other                                                             295            207               112             79
                                                                -------         ------            ------        -------
         Total other income                                         803            361               122            187

General, administrative and other expense
  Employee compensation and benefits                              1,955          2,045               640            666
  Occupancy and equipment                                           880            854               296            284
  Franchise taxes                                                   190            177                66             57
  Federal deposit insurance premiums                                351            359               118            121
  Amortization of intangible assets                                  46             24                15             10
  Advertising                                                       103            106                33             37
  Other                                                             651            596               208            163
  Merger related expenses                                           615            -                 -              -
                                                               --------        -------            ------         ------
         Total general, administrative and other expense          4,791          4,161             1,376          1,338
                                                                 ------         ------             -----          -----

         Earnings before income taxes                             1,985          2,162               896            790

Federal income taxes
  Current                                                           650            610               223            310
  Deferred                                                           77            113                81            (47)
                                                              ---------       --------            ------         ------
         Total federal income taxes                                 727            723               304            263
                                                               --------       --------            ------         ------
         NET EARNINGS                                           $ 1,258        $ 1,439            $  592         $  527
                                                                =======        =======            ======         ======
         Earnings per share                                       $.63            $.72             $.30            $.27
                                                                   ===             ===              ===             ===
         Dividends per share                                      $.31            $.30            $.105            $.10
                                                                   ===             ===             ====             ===

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)

                                                                                               1996                1995
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                              $  1,258            $  1,439
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments and
      mortgage-backed securities                                                                  9                  54
    Amortization of deferred loan origination fees                                             (195)               (200)
    Depreciation and amortization                                                               275                 256
    Amortization of intangible assets                                                            46                  33
    Gain on sale of mortgage loans                                                             (499)               (102)
    Gain on sale of investment and mortgage-backed  securities
      designated as available for sale                                                           (9)                (47)
    Provision for losses on loans                                                               253                  78
    Loans disbursed for sale in the secondary market                                        (22,860)            (12,878)
    Proceeds from sale of loans in the secondary market                                      24,240              13,565
    Gain on sale of real estate acquired through foreclosure                                      -                  (5)
    Federal Home Loan Bank stock dividends                                                     (114)                (97)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     (277)                (92)
      Accrued interest receivable on mortgage-backed securities                                   5                 (11)
      Accrued interest receivable on investments                                                (18)                (63)
      Prepaid expenses and other assets                                                        (199)                225
      Accounts payable on mortgage loans serviced for others                                     43                (225)
      Other liabilities                                                                         112                   6
      Federal income taxes
        Current                                                                                  27                  51
        Deferred                                                                                 77                 157
                                                                                           --------            --------
         Net cash provided by operating activities                                            2,174               2,144

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                          1,605               2,283
  Purchase of mortgage-backed securities available for sale                                  (3,077)             (1,397)
  Purchase of mortgage-backed securities held-to-maturity                                      (293)                  -
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                                     1,406                   -
  Proceeds from maturity of investment securities                                             1,922               3,566
  Proceeds from sale of investment securities designated as available for sale                    -                  58
  Purchase of investment securities designated held to maturity                              (1,302)             (6,966)
  Loan principal repayments                                                                  37,556              23,983
  Loan disbursements                                                                        (71,882)            (26,996)
  Proceeds from the sale of real estate acquired through foreclosure                              -                 211
  Purchase of office premises and equipment                                                    (198)                (18)
  Additions to real estate acquired through foreclosure                                        (186)                (87)
  Purchase of Federal Home Loan Bank stock                                                    -                    (152)
  Intangible asset acquired in branch purchase                                                -                    (619)
                                                                                           --------            --------
         Net cash used in investing activities                                              (34,449)             (6,134)
                                                                                           --------            --------
         Net cash used in operating and investing
           activities (balance carried forward)                                             (32,275)             (3,990)
                                                                                           --------            --------

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                       For the nine months ended June 30,
                                 (In thousands)

                                                                               1996                1995
         Net cash used in operating and investing
           activities (balance brought forward)                            $(32,275)           $ (3,990)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts, including purchased deposits             17,346              15,287
  Proceeds from Federal Home Loan Bank advances                              32,250              12,100
  Repayment of Federal Home Loan Bank advances                              (17,690)            (22,228)
  Advances by borrowers for taxes and insurance                                (213)               (181)
  Proceeds from exercise of stock options                                         8                  22
  Dividends paid on common stock                                               (606)               (562)
                                                                           --------            --------
         Net cash provided by financing activities                           31,095               4,438

Net increase (decrease) in cash and cash equivalents                         (1,180)                448

Cash and cash equivalents at beginning of period                              3,518               3,181
                                                                           --------             -------
Cash and cash equivalents at end of period                                 $  2,338            $  3,629
                                                                           ========            -=======

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Federal income taxes                                                   $    622            $    540
                                                                           ========            ========
    Interest on deposits and borrowings                                    $  9,220            $  8,026
                                                                           ========            -=======
Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure         $    176            $    155
                                                                           ========            ========
  Unrealized gain on securities designated as available for sale           $     26            $    255
                                                                           =========           ========

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the three and nine month periods ended June 30, 1996 and 1995

1.       Basis of Presentation

         During fiscal 1995, the Board of Directors of Winton Financial Corporation ("Corporation" or "Winton") approved a business combination whereby Blue Chip Savings Bank (Blue Chip), a state-chartered savings bank, merged with and into the Winton Savings and Loan Co. ("Winton Savings") in January 1996, with the combined institutions continuing operations as a wholly-owned subsidiary of the Corporation. The business combination was accounted for as a pooling of interests and, accordingly, the assets, liabilities and capital of Blue Chip and the Corporation were added together at historic carrying value. The consolidated financial statements included herein have been restated to give effect to the combination.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in Winton's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995. However, all adjustments (consisting of only normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton and Winton Savings. All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995 (fiscal 1997 as to the Corporation). Earlier application is encouraged. Management is of the opinion that adoption of SFAS No. 121 will not have a material effect on consolidated financial position or results of operations, and intends to adopt SFAS No. 121 on October 1, 1996, as required.

                          WINTON FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1996 and 1995

3.       Effects of Recent Accounting Pronouncements (continued)

         In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage-Servicing Rights", which requires that Winton recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. SFAS No. 122 requires that securitizations of mortgage loans be accounted for as sales of mortgage loans and acquisitions of mortgage-backed securities. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. SFAS No. 122 would be applied prospectively to fiscal years beginning after December 15, 1995, (October 1, 1996, as to Winton) to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application is prohibited and earlier adoption is encouraged. Management elected early adoption of SFAS No. 122 as of October 1, 1995, which resulted in a $228,000 pre-tax increase to earnings for the nine months ended June 30, 1996.

         In October 1995, the FASB issued SFAS No. 123 entitled "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value based method of accounting for stock-based compensation paid to employees. The Statement recognizes the fair value of an award of stock or stock options on the grant date and is required to be adopted by fiscal 1996, although earlier application is permitted. Management does not believe that adoption of SFAS No. 123 will have a material adverse effect on Winton's consolidated financial position or results of operations.

         The deposit accounts of Winton Savings and of other savings associations are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF are below the level required by law, because a significant portion of the assessments paid into the fund are used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995 and in 1996, no BIF assessments are required for healthy commercial banks except a $2,000 minimum fee. This premium disparity could have a negative competitive impact on Winton Savings and other institutions with SAIF deposits.

                          WINTON FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1996 and 1995

4.       Pending Legislative Changes

         Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. Currently, that recapitalization plan provides for a special assessment of approximately $.85 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. This would likely increase BIF assessments by up to $.02 to $.025 per $100 in deposits. SAIF assessments would initially be set at a significantly lower level but could never be reduced below that level. These projected assessment levels may change if commercial banks holding SAIF deposits are provided some relief from the special assessment or are allowed to transfer SAIF deposits to the BIF.

         A component of the recapitalization plan provides for the merger of the SAIF and BIF on January 1, 1998. However, the SAIF recapitalization legislation currently provides for an elimination of the thrift charter or of the separate federal regulation of thrifts prior to the merger of the deposit insurance funds. As a result, Winton Savings would be regulated as a bank under Federal laws which would subject it to the more restrictive activity limits imposed on national banks. Winton, as the holding company of Winton Savings, would become a bank holding company, which would subject it to more restrictive activity limits and to capital requirements similar to those imposed on Winton Savings. In a separate legislative proposal tax legislation would require Winton Savings to recapture post-1987 additions to its bad debt reserve, and Winton Savings would not be able to utilize the percentage of taxable income method to compute its reserve in the future. Under such legislation Winton Savings may be required to recapture, as taxable income, approximately $300,000 of its bad debt reserve, which represents the post-1987 additions to the reserve.

         Winton Savings had $185.9 million in deposits (including $26.1 million of deposits acquired in the merger with Blue Chip) at March 31, 1995. If the special assessment is $.85 per $100 in deposits, Winton Savings will pay an additional assessment of approximately $1.6 million. This assessment should be tax deductible, but it will reduce earnings and capital for the quarter in which it is recorded. It is expected that quarterly SAIF assessments will be reduced to approximately $.06 to $.065 per $100 in deposits.

         No assurances can be given that the SAIF recapitalization plan will be enacted into law or in what form it may be enacted. In addition, the Corporation can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot predict the impact of being regulated as a bank holding company, or the change in tax accounting for bad debt reserves, until the legislation requiring such change is enacted.

                          WINTON FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1996 and 1995

5.       Earnings Per Share

         Earnings per share for the three and nine month periods ended June 30, 1996 and 1995 is computed based on 1,986,152 weighted-average shares outstanding during the respective periods, after giving effect to the aforementioned business combination. Fully diluted earnings per share has not been presented as there is no dilutive effect attendant to Winton's Stock Option Plan during the respective periods.

                          WINTON FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from September 30, 1995 to June 30,
1996

At June 30, 1996, the Corporation had total assets of $282.8 million, an increase of approximately $32.7 million, or 13.1%, from September 30, 1995. The growth in assets was funded primarily by an increase in deposits of $17.3 million and an increase in advances from the Federal Home Loan Bank of $14.6 million.

Cash and due from banks, interest-bearing deposits, and investment securities totaled approximately $14.9 million, a decrease of approximately $1.7 million, or 10.4%, from September 30, 1995 levels.

Loans receivable, loans held for sale, and mortgage-backed securities increased by approximately $33.7 million, or 15.0%, during the period to a total of $259.1 million. This increase resulted primarily from loan originations totaling $94.7 million, which exceeded loan sales of $23.7 million and principal repayments of approximately $37.6 million. The Corporation's loan origination volume increased during the current nine month period by approximately $54.9 million over the same period in fiscal 1995. Similarly, sales volume increased during the same period by $10.0 million. Mortgage-backed securities increased by approximately $337,000, or 1.7%, from September 30, 1995 as purchases of $3.4 million exceeded normal principal repayments of $1.6 million.

At June 30, 1996, Winton Saving's allowance for loan losses totaled $886,000, an increase of $232,000 over the level maintained at September 30, 1995. At June 30, 1996, the allowance represented approximately .35% of the total loan portfolio and 121.7% of total non-performing loans. At that date, the ratio of total non-performing loans to total loans amounted to .29%, as compared to .26% at September 30, 1995. Although management believes that its allowance for loan losses at June 30, 1996, was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits increased by $17.3 million, or 8.8%, from September 30, 1995 levels, as management has elected to increase deposits to fund the growth in the loan portfolio through advertising and pricing strategies.

Winton Savings is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At June 30, 1996, Winton Savings' tangible capital of $20.1 million, or 7.1%, exceeded the minimum requirement of $4.2 million by $15.8 million; Winton Savings' core capital of $20.1 million, or 7.1%, exceeded the minimum requirement of $8.5 million by $11.6 million; and Winton Savings' risk-based capital of $20.9 million, or 12.2%, exceeded the fully phased-in amount of 8% of risk- weighted assets by approximately $7.1 million.

                          WINTON FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods ended June 30, 1996 and 1995

General

Net earnings totaled $1.3 million for the nine months ended June 30, 1996, as compared to $1.4 million for the same period in 1995, a decrease of $181,000, or 12.6%. The decrease in earnings resulted primarily from a $175,000 increase in the provision for losses on loans, a $630,000 increase in general, administrative and other expense and a $4,000 increase in the provision for federal income taxes, which were partially offset by a $186,000 increase in net interest income and a $442,000 increase in other income.

Net Interest Income and Provision for Loan Losses

Interest on loans and mortgage-backed securities increased by $1.2 million, or 9.1%, for the nine months ended June 30, 1996, as compared to the same period in 1995. The increase resulted primarily from an increase in weighted-average yield year-to-year, generally reflecting the increase of interest rates in the economy, and an increase in the weighted-average portfolio balance outstanding year-to-year.

Interest income on investments and interest-bearing deposits increased by $162,000, or 26.5%, for the nine months ended June 30, 1996. The increase resulted primarily from an increase in the weighted-average portfolio balance outstanding year-to-year, coupled with an increase in the yield, generally reflecting the increase in interest rates in the economy.

Interest expense on deposits increased by $1.3 million, or 20.3%, for the nine months ended June 30, 1996. The increase was primarily due to an increase in weighted-average cost of deposits, coupled with an increase in weighted-average deposits outstanding year-to-year.

Interest expense on borrowings declined by $130,000, or 8.7%, for the nine months ended June 30, 1996. The decrease was primarily due to a decrease in weighted-average Federal Home Loan Bank advances outstanding year-to-year.

The provision for loan losses totaled $253,000 for the nine months ended June 30, 1996 as compared to $78,000 for the same period in 1995. The current period provision was primarily comprised of a $225,000 charge recorded by Blue Chip prior to the aforementioned merger. Loans greater than 90 days delinquent totaled $728,000 at June 30, 1996, as compared to $602,000 at September 30, 1995.

Other Income

Other income increased by $442,000 for the nine months ended June 30, 1996, as compared to the 1995 period, primarily due to an increase of $397,000 in gain on sale of mortgage loans, coupled with an increase in other operating income of $88,000, or 42.5%, which were partially offset by a decline in gain on sale of investment securities of $38,000. The increase in other operating income was comprised primarily of increases in rental income and service fees.

                          WINTON FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods ended June 30, 1996 and 1995 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $630,000, or 15.1%, for the nine months ended June 30, 1996, as compared to 1995. The increase was comprised primarily of a nonrecurring $615,000 charge for merger related expenses incurred in connection with the Blue Chip merger, coupled with an increase of $26,000, or 3.0%, in occupancy and equipment, an increase of $13,000, or 7.3%, in franchise taxes, an increase of $22,000, or 91.7%, in amortization of intangible assets and an increase of $55,000, or 9.2%, in other operating expense, which were partially offset by a decline of $90,000, or 4.4%, in employee compensation and benefits.

The increase in occupancy and equipment relates to an increase in repairs and maintenance on office buildings and equipment. The increase in other operating expense resulted primarily from an increase in supervising assessments and costs related to data processing. The decline in employee compensation and benefits resulted from increased deferred loan origination costs attendant to greater lending volume year-to-year.

Federal Income Taxes

The provision for federal income taxes increased by $4,000, or .6%, for the nine months ended June 30, 1996, as compared to the same period in 1995, due primarily to nondeductible merger expenses incurred in the 1996 period, as pretax earnings declined by $177,000, or 8.2%. The effective tax rates were 36.6% and 33.4% for the nine months ended June 30, 1996 and 1995, respectively.

Comparison of Operating Results for the Three Month Periods ended June 30, 1996 and 1995

General

Net earnings totaled $592,000 for the three months ended June 30, 1996, as compared to $527,000 for the same period in 1995, an increase of $65,000, or 12.3%. The increase in earnings resulted primarily from a $209,000 increase in net interest income after provision for losses on loans, which was partially offset by a $65,000 decrease in other income, a $38,000 increase in general, administrative and other expense and a $41,000 increase in the provision for federal income taxes.

Net Interest Income and Provision for Loan Losses

Interest on loans and mortgage-backed securities increased by $493,000, or 10.7%, for the three months ended June 30, 1996. The increase resulted primarily from an increase in portfolio balances coupled with an increase in weighted-average yield year-to-year, generally reflecting the rising interest rates which had occurred in the economy.

                          WINTON FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods ended June 30, 1996 and 1995 (continued)

Net Interest Income and Provision for Loan Losses (continued)

Interest income on investments and interest-bearing deposits increased by $6,000, or 2.5%, for the three months ended June 30, 1996. The increase resulted primarily from an increase in weighted-average yield during the 1996 period for the same reason set forth above, coupled with an increase in portfolio balances.

Interest expense on deposits increased by $261,000, or 10.8%, for the three months ended June 30, 1996. The increase was primarily attributable to an increase in the weighted-average cost of deposits, and an increase in the average balance of deposits outstanding.

Interest expense on borrowings increased by $65,000, or 14.7%, during the three months ended June 30, 1996. The increase was primarily attributable to an increase in the average balance of borrowings outstanding.

The provision for loan losses decreased by $36,000 for the three months ended June 30, 1996.

Other Income

Other income decreased by $65,000, or 34.8%, for the 1996 quarter primarily due to a decline of $66,000 in gain on sale of mortgage loans, and declines of $27,000 and $5,000 in gain on sale of investment securities and real estate acquired through foreclosure, respectively, which were partially offset by an increase in other operating income of $33,000, or 41.8%.

General, Administrative and Other Expense

General, administrative and other expense increased by $38,000, or 2.8%, for the quarter ended June 30, 1996. The increase was comprised primarily of a $45,000, or 27.6%, increase in other operating expenses.

                          WINTON FINANCIAL CORPORATION

                                     PART II

ITEM 1.   Legal Proceedings

          Not applicable

ITEM 2.   Changes in Securities

          Not applicable

ITEM 3.   Defaults Upon Senior Securities

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

ITEM 5.   Other Materially Important Events

          None

ITEM 6.   Exhibits and Reports on Form 8-K
          Exhibit 10.1   Employment Agreement, dated May 1, 1996, between Winton
                         Financial Corporation, The Winton Savings and Loan Co. and
                         Robert L. Bollin.

          Exhibit 10.2   Employment Agreement, dated May 1, 1996, between Winton
                         Financial Corporation, The Winton Savings and Loan Co. and
                         Gregory J. Bollin.

          Exhibit 10.3   Employment Agreement, dated May 1, 1996, between Winton
                         Financial Corporation, The Winton Savings and Loan Co. and
                         James W. Brigger.

          Exhibit 10.4   Employment Agreement, dated May 1, 1996, between Winton
                         Financial Corporation, The Winton Savings and Loan Co. and
                         Mary Ellen Lovett.

          Exhibit 10.5   Employment Agreement, dated May 1, 1996, between Winton
                         Financial Corporation, The Winton Savings and Loan Co. and
                         Jill M. Burke.

          Exhibit 10.6   Employment Agreement, dated May 1, 1996, between Winton
                         Financial Corporation, The Winton Savings and Loan Co. and
                         Anthony G. Gerstner.

          Exhibit 27     Financial Data Schedule

          Form 8-K       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:         August 9, 1996            By: /s/ Robert L. Bollin
                                           ------------------------------------
                                           Robert L. Bollin
                                           President

Date:         August 9, 1996           By: /s/ Jill M. Burke
                                          -------------------------------------
                                          Jill M. Burke
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 10.1    Employment Agreement, dated May 1, 1996, between Winton Financial
                Corporation, The Winton Savings and Loan Co. and Robert L. Bollin.

Exhibit 10.2    Employment Agreement, dated May 1, 1996, between Winton Financial
                Corporation, The Winton Savings and Loan Co. and Gregory J. Bollin.

Exhibit 10.3    Employment Agreement, dated May 1, 1996, between Winton Financial
                Corporation, The Winton Savings and Loan Co. and James W. Brigger.

Exhibit 10.4    Employment Agreement, dated May 1, 1996, between Winton Financial
                Corporation, The Winton Savings and Loan Co. and Mary Ellen Lovett.

Exhibit 10.5    Employment Agreement, dated May 1, 1996, between Winton Financial
                Corporation, The Winton Savings and Loan Co. and Jill M. Burke.

Exhibit 10.6    Employment Agreement, dated May 1, 1996, between Winton Financial
                Corporation, The Winton Savings and Loan Co. and Anthony J. Gerstner.