Form 10KSB
period 1996-09-30
WINTON FINANCIAL CORP
filed 1996-12-23
CIK 857907

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

          For the Fiscal Year September 30, 1996

                             OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from ______________to___________________

                         Commission File Number: 0-18993
                                                 -------

                          WINTON FINANCIAL CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

             Ohio                                         31-1303854
             ----                                         ----------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification Number)

                    5511 Cheviot Road, Cincinnati, Ohio 45247
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (513) 385-3880
                                              ---------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                      ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                        --------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $22.2 million
                                                            --------------

Based upon the last sale price quoted by The Nasdaq Stock Market as of November 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was $13,878,933.

At December 13, 1996, there were 1,986,152 of the Registrant's Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB: Safe Harbor Under the Private Securities Litigation Reform Act of 1995 in Exhibit 99.

Part II of Form 10-KSB: Portions of the 1996 Annual Report to Shareholders for the fiscal year ended September 30, 1996, in Exhibit 13.

Part III of Form 10-KSB: Proxy Statement for 1997 Annual Meeting of Shareholders in Exhibit 20.

Transitional Small Business Disclosure Format Yes    No X
                                                 ---   ---

                        Index to Exhibits is on page 39.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Winton Financial Corporation ("WFC") was incorporated as an Ohio corporation in 1989 and, in 1990, acquired all of the issued and outstanding common shares of The Winton Savings and Loan Co. ("Winton"), a savings and loan association incorporated under the laws of the State of Ohio. On January 5, 1996, Blue Chip Savings Bank ("Blue Chip") merged with and into Winton (the "Merger"). As a result of the Merger, Winton acquired $33.9 million in assets, $27.3 million in deposits and a downtown Cincinnati branch. As a unitary savings and loan holding company, WFC, through Winton, is engaged in the savings and loan business.

        The Merger was accounted for as a pooling of interests. Therefore, all financial information for WFC or Winton at, or for the years ended, September 30, 1995 through September 30, 1992, have been restated to include Blue Chip. WFC's activities have been limited primarily to holding the common shares of Winton. Consequently, the following discussion focuses primarily on the business of Winton.

        In addition to the historical financial information included herein, the disclosures contain forward-looking statements that involve risks and uncertainties. Economic circumstances, WFC's operations and its actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and WFC's general market area. See Exhibit 99, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

        Winton is principally engaged in the business of making first mortgage loans to finance the purchase, construction or improvement of one- to four-family residential real estate or other real property located in Winton's primary market area. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund ("SAIF"), loan repayments and FHLB advances. Interest earned on such loans is Winton's primary source of revenue. In addition to originating loans, Winton invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and mortgage-backed securities.

        Winton conducts business from its five full-service offices in Hamilton County, Ohio, and serves a market area which includes the Ohio counties of Hamilton, Butler, Clinton, Clermont, Montgomery, Brown, Adams, Franklin and Warren, the Indiana counties of Ripley, Franklin, Union and Dearborn and the Kentucky counties of Boone, Campbell, Galatin and Kenton. Winton is authorized to originate loans in the States of Indiana and Kentucky.

        As a savings and loan holding company, WFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings and loan association incorporated under the laws of the State of Ohio, Winton is subject to regulation, supervision and examination by the OTS, the FDIC and the Ohio Division of Financial Institutions (the "Division"). Winton is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB").

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Winton may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Winton may engage and would probably subject Winton to more regulation by the FDIC.

        In addition, WFC might become subject to a different form of holding company regulation which may limit the activities in which WFC may engage and subject WFC to other additional regulatory requirements, including separate capital requirements. WFC cannot predict when or whether Congress may actually pass legislation regarding WFC's and Winton's regulatory requirements or charter. Although such legislation may change the activities in which either WFC and Winton may engage, it is not anticipated that the current activities of either WFC and Winton will be materially affected by those activity limits.

LENDING ACTIVITIES

        GENERAL. Winton's lending activities include the origination of conventional fixed-rate and variable-rate mortgage loans for the acquisition or construction of single family homes located in Winton's primary market area. Construction and permanent mortgage loans on condominiums, multi-unit and nonresidential properties are also offered by Winton. Winton does not make loans guaranteed by the Veterans Administration. In addition to mortgage lending, Winton originates consumer loans, including passbook, automobile, secured, unsecured, home improvement and home equity line of credit loans. To a very limited extent, Winton also originates commercial loans secured by real estate. Winton's portfolio of loans, loans held for sale and mortgage-backed securities totaled approximately $269.8 million at September 30, 1996, and represented 92% of total assets.

        LOAN AND MORTGAGE-BACKED SECURITIES MATURITY SCHEDULE. The following table sets forth certain information, as of September 30, 1996, regarding the dollar amount of loans and mortgage-backed securities maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. See "Mortgage-Backed Securities" for more information regarding Winton's portfolio of mortgage-backed securities. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.



                                                                     Due over        Due over
                                                                    3 years to      5 years to
                                Due in      Due in      Due in    5 years after   10 years after     Due over
                                 1997        1998        1999        9/30/96          9/30/96        10 years      Totals
                                -------      ------      -----    ----------       -----------    ------------   ----------
                                                                  (In thousands)
Real estate mortgage loans       $6,356      $6,901      7,493       $16,975           $41,188        $161,425     $240,338
Mortgage-backed securities -
   held to maturity                 301         320        341           747             2,328          12,377       16,414
Mortgage-backed securities -
   available for sale             2,060          13         15            31                97             726        2,942
Construction and land
    loans (1)                    17,930         573        623           388                --              --       19,514
Consumer and other loans            767         818        820            --                --              --        2,405
                                -------      ------      -----    ----------       -----------    ------------   ----------
Total loans and
   mortgage-backed securities   $27,414      $8,625     $9,292       $18,141           $43,613        $174,528     $281,613
                                =======      ======     ======       =======           =======        ========     ========

-----------------------------

(1) Includes construction loans for which Winton has committed to a permanent end-loan.

        The following table sets forth, at September 30, 1996, the dollar amount of all loans and mortgage-backed securities, before net items, which have predetermined interest rates and floating or adjustable interest rates:

                                                                              Floating or
                                                     Predetermined             adjustable
                                                          rates                  rates
                                                     -------------            ----------
                                                                 (In thousands)

Real estate mortgage loans                                $138,085              $119,032
Loans held for sale                                          2,735                    --
Consumer and other loans                                     2,405                    --
Mortgage-backed securities - held to maturity                   54                16,360
Mortgage-backed securities - held for sale                      --                 2,942
                                                     -------------            ----------

   Total                                                  $143,279              $138,334
                                                     =============            ==========

         LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITION. The following table sets forth certain information concerning the composition of Winton's loan and mortgage-backed securities portfolio at the dates indicated:

                                                                       At September 30,
                                                 --------------------------------------------------------------------
                                                        1996                     1995                   1994
                                                        -----                    -----                  ----
                                                  Amount          %        Amount         %        Amount        %
                                                 ---------   --------     ---------   -------      --------   -------
                                                                        (Dollars in thousands)
Type of loan or investment:
  Conventional real estate loans:
   One- to four-family
    Interim construction                          $ 15,049        5.6%     $ 13,224       5.9%     $ 12,809       5.8%
    First mortgages on existing properties         144,306       53.5       120,124      53.3       119,299      54.3
    Loans held for sale                              2,735        1.0         1,079        .5           769        .4
  Multifamily
    Interim construction                             2,475         .9         1,400        .6           300        .1
    Loans on existing properties                    55,507       20.6        44,298      19.6        40,587      18.5
  Developed building lots                            2,326         .9         1,910        .8         3,112       1.4
  Nonresidential real estate loans
    Interim construction                               450         .1         1,486        .7         1,655        .8
    Loans on existing properties                    37,001       13.7        28,603      12.7        26,025      11.9
  Mortgage-backed securities - held
    to maturity                                     16,414        6.1        17,960       8.0        20,624       9.4
  Mortgage-backed securities - available
    for sale                                         2,942        1.1         1,482        .6            --        --
  Mobile home loans                                      3        --              7        --            15        --
  Consumer and other loans                           2,405         .9         3,755       1.7         3,428       1.6
                                                 ---------   --------     ---------   -------      --------   -------
                                                   281,613      104.4       235,328     104.4       228,623     104.2
Less:
  Loans in process                                 (10,150)      (3.8)       (8,331)     (3.7)       (7,211)     (3.3)
  Deferred loan origination fees                      (760)       (.3)         (937)      (.4)       (1,300)      (.6)
  Allowance for loan losses                           (857)       (.3)         (654)      (.3)         (609)      (.3)
                                                 ---------   --------     ---------   -------      --------   -------

    Total loans and mortgage-backed
      securities                                  $269,846      100.0%     $225,406     100.0%     $219,503     100.0%
                                                  ========      ======     ========     ======     ========     ======

Type of security:
  Residential
    One- to four-family                           $159,355       59.1%     $133,348      59.2%     $132,108      60.2%
    Multifamily residential                         57,982       21.5        45,698      20.3        40,887      18.6
    Loans held for sale                              2,735        1.0         1,079        .5           769        .4
  Nonresidential real estate                        37,451       13.8        30,089      13.4        27,680      12.6
  Developed building lots                            2,326         .9         1,910        .8         3,112       1.4
  Mortgage-backed securities                        19,356        7.2        19,442       8.6        20,624       9.4
  Deposit accounts                                     389         .1           329        .1           361        .2
  Other                                              2,019         .8         3,433       1.5         3,082       1.4
                                                 ---------   --------     ---------   -------      --------   -------
                                                   281,613      104.4%      235,328     104.4%      228,623     104.2%

Less:
  Loans in process                                 (10,150)      (3.8)       (8,331)     (3.7)       (7,211)     (3.3)
  Deferred loan origination fees                      (760)       (.3)         (937)      (.4)       (1,300)      (.6)
  Allowance for loan losses                           (857)       (.3)         (654)      (.3)         (609)      (.3)
                                                 ---------   --------     ---------   -------      --------   -------

Total loans and mortgage-backed securities        $269,846      100.0%     $225,406     100.0%     $219,503     100.0%
                                                  ========      ======     ========     ======     ========    ======

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Winton has been the origination of conventional loans for the acquisition or construction of single-family residences, located within Winton's primary market area. Winton also originates loans on two- to four-family dwellings and condominiums. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon. At September 30, 1996, 60.1% of Winton's total outstanding loans and mortgage-backed securities consisted of loans secured by, respectively first and second mortgage loans and home equity lines of credit secured by one- to four-family residential real estate, including loans held for sale. Second mortgages and home equity lines of credit are subject to a higher degree of risk than first mortgage loans, because, in the event of default or foreclosure, amounts due on first mortgages have a prior claim to available funds. Most of the second mortgages and home equity lines of credit made by Winton are secured by property on which it holds the first mortgage.

        OTS regulations and Ohio law limit the amount which Winton may lend in relationship to the appraised value of the real estate and improvements thereon at the time of loan origination. In accordance with such regulations, Winton makes loans on single-family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Winton also makes loans over the 95% LTV; though most of those loans are sold in the secondary market. Winton requires private mortgage insurance and charges premium interest rates for loans over the 80% LTV.

        Winton offers adjustable-rate mortgage loans ("ARMs") with interest rate adjustment periods of generally one or three years. The interest rates initially charged on ARMs and the new rate at each adjustment date are determined by adding a stated margin to the one-year or three-year United States Treasury bill rate at the time the loan is originated. The initial interest rate for a three-year ARM is set slightly higher than for the one-year ARM to compensate Winton for the increased exposure to risk resulting from interest-rate fluctuations during the adjustment period. The maximum adjustment at each adjustment date for one-year ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan. The maximum adjustment on three-year ARMs presently originated by Winton is 2% at each adjustment date, with a maximum adjustment of 6% over the life of the loan. None of Winton's ARMs have negative amortization features.

        Residential mortgage loans offered by Winton are usually for terms of 10 to 30 years. Due to the general long-term nature of an investment in mortgage loans, such loans could have an adverse effect upon the earnings spread of an association if such loans do not reprice as quickly as the association's cost of funds. To minimize such effect, Winton emphasizes the origination of ARMs. Furthermore, experience during recent years reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

        ARMs were popular with consumers during the periods of high interest rates in fiscal 1981 through fiscal 1986, reemerging again in popularity during fiscal 1994. Consumer demand for fixed-rate loans tends to increase during periods of low or decreasing interest rates. Of the total mortgage loans originated by Winton during the fiscal year ended September 30, 1996, 31.4% were ARMs and 68.6% were fixed-rate.

         MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, Winton makes adjustable- and fixed-rate loans secured by multifamily properties containing over four units. Multifamily loans generally have terms of up to 25 years and a maximum LTV of 75%, although a higher LTV occasionally is approved for an established borrower. Such loans are currently made with the same adjustment schedules, indexes and caps as for one- to four-family residential ARMs, at adjustable interest rates with a margin of 3% over the index.

        Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Winton attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Winton requires that the borrower agrees to submit rent rolls and financial statements annually to enable Winton to monitor the loan.

        At September 30, 1996, loans secured by multifamily properties (excluding construction loans) totaled approximately $55.5 million, or 20.6% of total loans and mortgage-backed securities. None of Winton's multifamily residential real estate loans was delinquent at September 30, 1996. Multifamily loans constituted $16.8 million, or 13.9%, of the $121.4 million in loans originated in fiscal 1996.

        DEVELOPED BUILDING LOTS. Winton originates loans to individuals and to builders secured by mortgages on unimproved developed real estate upon which residential properties will be constructed. The $2.3 million in land loans outstanding at September 30, 1996, consisted of loans to a large residential subdivision developer, and loans to individuals and builders used for the acquisition of residential building lots. Developed building lot loans are generally made for a five-year term with a balloon payment of principal due upon expiration of the loan term. Such loans comprised approximately .9% of the total loans and mortgage-backed securities portfolio at September 30, 1996. Winton had no non-performing loans secured by unimproved developed real estate at September 30, 1996.

        Loans on unimproved developed real estate are generally considered to be subject to a higher degree of risk because the borrower typically depends on a sale of the property or the later improvement of the property to cover debt service. The ability to sell or develop unimproved real estate is affected by economic conditions, government policies and other factors beyond the control of the borrower. These risks are increased if the unimproved real estate is for an entire subdivision rather than a single residential lot. Winton reviews the viability of the unimproved real estate for improvement and sale and evaluates the credit-worthiness of the borrowers for these loans.

        NONRESIDENTIAL REAL ESTATE LOANS. In recent years, nonresidential real estate loans have been made primarily on an adjustable-rate basis, with loan terms generally up to a maximum of 25 years, although Winton has made a limited number of fixed-rate nonresidential real estate loans during that period. These loans are typically made at a maximum 75% LTV, although a higher Loan-to-Value Ratio is occasionally approved for established borrowers. Adjustable-rate nonresidential real estate loans have the same adjustment schedules, index and caps as the residential ARMs described above.

        Winton has several nonresidential real estate loans in its portfolio, all in its primary market area, including loans secured by retail, office and other types of business facilities. The largest nonresidential real estate loan outstanding at September 30, 1996, was a $1.2 million loan. Nonresidential permanent loans comprised 13.8% of total loans and mortgage-backed securities and 12.8% of total assets at September 30, 1996.

        Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Winton has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. At September 30, 1996, Winton had nonperforming loans totaling $239,000 in its nonresidential loan portfolio.

        Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital. At September 30, 1996, Winton's nonresidential permanent mortgage loans totaled 184% of Winton's capital.

        CONSTRUCTION LOANS. Winton offers residential construction loans both to owner-occupants and to builders for loans being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons constructing projects for investment purposes. At September 30, 1996, a total of $18.0 million, or approximately 6.6%, of Winton's total loans and mortgage-backed securities, and 6.2% of total assets consisted of construction loans.

        Generally, construction loans have terms ranging from 6 to 12 months at fixed rates of interest over the construction period. Residential construction loans and nonresidential construction loans are interim loans which are replaced by permanent loans at the end of the construction period. Such permanent loans may or may not be obtained from Winton.

        Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by property in Hamilton County; the other Ohio counties of Clinton, Clermont, Warren, Butler, Montgomery, Brown, Adams and Franklin; the Indiana counties of Ripley, Franklin, Union and Dearborn; and the Kentucky counties of Boone, Campbell, Galatin and Kenton. The economy of such lending area has been relatively stable over the three years ended September 30, 1996.

        MOBILE HOME LOANS. To a very limited extent, Winton originates loans on both new and used mobile homes. Such loans are generally made at fixed rates of interest, with the rate charged on loans for used mobile homes generally set higher than for new mobile homes. The maximum term of mobile home loans is 10 years for new homes and seven years for used homes. Winton usually obtains a security interest in the mobile home to which the loan pertains.

        Federal regulations permit an association to invest without limitation in mobile home loans. At September 30, 1996, the aggregate outstanding principal balance of mobile home loans in Winton's portfolio was approximately $3,000, or less than one-tenth of 1.0% of total loans and mortgage-backed securities.

        CONSUMER AND OTHER LOANS. Winton makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, commercial loans, loans secured by stock of entities other than WFC and unsecured personal loans. Consumer loans are generally made at fixed rates of interest tied to the prime rate, generally for terms of from 90 days to five years. The risk of default on consumer loans is greater than for residential mortgage loans, especially during periods of economic recession. At September 30, 1996, consumer and other loans constituted .9% of Winton's total loans and mortgage-backed securities and .8% of total assets. Although Winton has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

        MORTGAGE-BACKED SECURITIES. In recent years, Winton has purchased mortgage-backed securities insured or guaranteed by government agencies in order to improve Winton's asset portfolio yield by profitably investing excess funds. Winton intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At September 30, 1996, mortgage-backed securities totaled approximately $19.4 million, or 7.2% of total loans and mortgage-backed securities. All but $2.9 million of Winton's mortgage-backed securities at September 30, 1996, were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Winton's balance sheet at cost. The market value of the $16.4 million in mortgage-backed securities held to maturity at September 30, 1996 was $16.0 million. The remaining $2.9 million in mortgage-backed securities at September 30, 1996, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Winton's balance sheet at market value, with unrealized gains or losses carried as an adjustment to shareholders' equity, net of applicable taxes.

        Winton maintains a significant portfolio of mortgage-backed pass-through securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle Winton to receive a portion of the cash flows from an identified pool of mortgages and gives Winton an interest in that pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest. Winton has also invested in collateralized mortgage obligations ("CMOs"), which are secured by mortgage-backed securities. CMOs are mortgage derivative products, secured by an underlying pool of mortgages. Winton has no ownership interest in those mortgages, except to the extent they serve as collateral. In CMOs, payment streams from the mortgages are reconfigured with varying terms and timing of payment to the CMO investor. Though they can be used for hedging and investment, CMOs can expose investors to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk." None of Winton's CMOs are in such "high-risk" category.

        Although mortgage-backed securities and CMOs generally yield less than individual loans originated by Winton, they present less credit risk, because mortgage-backed securities are guaranteed as to principal repayment by the issuing agency and CMOs are guaranteed by the underlying collateral, which is government-backed securities. Because CMOs and other mortgage-backed securities have a lower yield relative to current market rates, retention of such investments could adversely affect Winton's earnings, particularly in a rising interest rate environment. Although CMOs and other mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on the sale of such investments limits the usefulness of these investments for liquidity purposes.

        In addition, Winton has purchased adjustable-rate mortgage-backed securities and CMOs as part of its effort to reduce its interest rate risk. In a period of declining interest rates, Winton is subject to prepayment risk on such adjustable-rate mortgage-backed securities and CMOs. Winton attempts to mitigate this prepayment risk by purchasing mortgage-backed securities at or near par. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities and CMOs will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Winton is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

         At September 30, 1996, $19.3 million, or 99.7%, of Winton's mortgage-backed securities and CMOs had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management." The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:


                                                   At September 30, 1996                        At September 30, 1995
                                  -----------------------------------------------   ----------------------------------------------
                                                                          (In thousands)
                                                 Gross        Gross                              Gross       Gross
                                   Amortized   unrealized  unrealized   Estimated   Amortized  unrealized  unrealized   Estimated
                                      cost        gains       losses   fair value     cost       gains       losses     fair value
                                      ----        -----       ------   ----------     ----       -----       ------     ----------
Mortgaged-backed securities held
   to maturity:
   FHLMC participation             $ 6,213        $31         $(149)      $6,095      $7,296        $1       $(146)       $ 7,151
     certificates
   FNMA participation                3,912          4           (90)       3,826       4,273         1         (87)         4,187
     certificates
   GNMA participation                  948         --           --           948       1,050        --         (14)         1,036
     certificates
   CMOs                              5,341         --          (227)       5,114       5,341        --        (198)         5,143
                                   -------        ---          -----     -------     -------        --        -----       -------
                                    16,414         35          (466)      15,983      17,960         2        (445)        17,517
Mortgage-backed securities
   available for sale:
   FNMA participation                   --         --            --           --          98         1          --             99
     certificates
   GNMA participation                  894         --            (6)         888          --        --          --             --
     certificates
   CMOs                              2,058         --            (4)       2,054       1,397        --         (14)         1,383
                                   -------     ------        ------      -------     -------      ----      -------       -------
                                     2,952         --           (10)       2,942       1,495         1         (14)         1,482
                                   -------     ------       -------      -------     -------      ----       ------       -------
                                   $19,366        $35         $(476)     $18,925     $19,455        $3       $(459)       $18,999
                                   =======        ===        ======      =======     =======       ===       ======       =======


         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 1996 and 1995, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                            Amortized cost at            Amortized cost at
                                                           September 30, 1996           September 30, 1995
                                                           -------------------          ------------------
                                                                            (In thousands)

             Due within one year                                  $ 2,417                      $   302
             Due after one through three years                    -------                          359
             Due after three years through five years                   3                      -------
             Due after five years through ten years                    44                           21
             Due after ten years through twenty years                   7                           51
             Due after twenty years                                16,895                       18,722
                                                                  -------                      -------
                                                                  $19,366                      $19,455
                                                                  =======                      =======

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by Winton's directors, officers and lending staff and walk-in customers. Winton uses loan brokers and has hired commissioned loan originators.

        Loan applications for permanent mortgage loans are taken by loan personnel. Winton obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is generally prepared by an independent fee appraiser approved by the Board of Directors. An environmental study is conducted only if the appraiser or management has reason to believe that an environmental problem may exist. For multifamily and nonresidential mortgage loans, a personal guarantee is required. Winton also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Executive Committee and/or the Board of Directors for approval or rejection. Any loan applications which do not conform in all respects with Winton's underwriting guidelines are reviewed and accepted or rejected by the full Board of Directors.

        If a mortgage loan application is approved, an attorney's opinion of title or a title insurance policy is obtained on the real estate which will secure the mortgage loan. Borrowers are required to carry fire and casualty insurance and flood insurance, if applicable, and to name Winton as an insured mortgagee.

        The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Winton also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

        Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

        Winton's loans carry provisions that the entire balance of the loan is due upon sale of the property securing the loan.

        LOAN ORIGINATIONS, PURCHASES AND SALES. Winton has been actively originating new 30-year and 15-year fixed-rate and adjustable-rate loans. Virtually all residential fixed-rate loans made by Winton are originated on documentation which will permit a possible sale of such loans to FHLMC, FNMA or other secondary mortgage market participants. When mortgage loans are sold to FHLMC or FNMA, Winton usually retains the servicing on such loans by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC or FNMA, net of a servicing fee; though certain loans originated with the assistance of a loan broker are sold with the servicing rights. Fixed-rate loans not sold in the secondary market and generally all of the ARMs originated by Winton are held in Winton's loan portfolio.

        Management sold $34.6 million of fixed- and adjustable-rate loans during fiscal 1996, as compared to sales of $16.6 million of fixed-rate loans in fiscal 1995. Management believes secondary market activities will continue to increase if interest rates decline.

        From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. Winton held participations in loans originated by other lenders of approximately $2.0 million at September 30, 1996. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans which Winton originates.

        The following table presents Winton's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                  Year ended September  30,
                                              --------------------------------------------------------------------------
                                                     1996                        1995                       1994
                                              ------------------          ------------------          ------------------
                                              Amount          %           Amount          %           Amount          %
                                              ------         ---          ------         ---          ------         ---
                                                                         (Dollars in thousands)
Loans originated(1):
  Conventional real estate loans:
  One- to four-family
    Construction(2)                           $ 21,013      17.3%       $19,199         30.5%        $19,995          16.4%
    Fixed-rate loans on existing property       50,975      42.0         19,969         31.8          63,059          51.8
    Adjustable-rate loans on existing
      property                                  15,127      12.5          5,262          8.4          11,022           9.0
  Multifamily
    Construction                                 1,075       0.9          1,400          2.2              --            --
    Fixed-rate loans on existing property        1,252       1.0          1,675          2.7           3,484           2.9
    Adjustable-rate loans on existing
      property                                  14,509      11.9          6,456         10.3          10,577           8.7
  Nonresidential real estate loans
    Construction                                   330       0.3            676          1.1             555           0.4
    Fixed-rate loans on existing property        5,021       4.1          3,666          5.8           3,845           3.2
    Adjustable-rate loans on existing
      property                                   8,524       7.0          3,235          5.1           7,239           5.9
  Consumer and other loans(3)                    3,589       3.0          1,332          2.1           2,139           1.7
                                              --------     -----        -------        -----        --------         -----
      Total loans originated                  $121,415     100.0%       $62,870        100.0%       $121,915         100.0%
                                              ========     =====        =======        =====        ========         =====

Loans and mortgage-backed securities
  purchased
  Mortgage-backed securities                  $  3,380     100.0%       $ 1,400        100.0%       $  3,166         100.0%
                                              ========     =====        =======        =====        ========         =====

Loans and mortgage-backed securities sold:
  Loans                                       $ 34,645      96.1%       $16,566        100.0%       $ 39,080         100.0%
  Mortgage-backed securities                     1,406       3.9%                          -                            -
                                              --------     -----        -------        -----        --------         -----
      Total                                   $ 36,051     100.0%       $16,566        100.0%       $ 39,080         100.0%
                                              ========     =====        =======        =====        ========         =====
Principal Repayments:
  Loans                                       $ 42,079      95.4%       $39,201         94.0%       $ 55,825          85.8%
  Mortgage-backed securities                     2,040       4.6%         2,515          6.0           9,207          14.2
                                              --------     -----        -------        -----        --------         -----
      Total                                   $ 44,119     100.0%       $41,716        100.0%       $ 65,032         100.0%
                                              ========     =====        =======        =====        ========         =====

----------------------------

(1)  Excludes home equity lines of credit.

(2) Includes construction loans for which Winton has committed to a permanent end-loan.

(3)  Consists primarily of deposit account, auto and education loans.


        FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis.

        Based on the 15% limit, Winton was able to lend approximately $3.1 million to one borrower at September 30, 1996. Winton had no outstanding loans in excess of such limit at September 30, 1996.

         LOAN ORIGINATION AND OTHER FEES. Winton realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees, and fees for other miscellaneous services.

        Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with SFAS No. 91 as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, Winton attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly.

        Winton attempts to minimize loan delinquencies through the assessment of late charges and adherence to its established collection procedures. After a mortgage loan payment is 15 days delinquent, a late charge of 5% of the amount of the payment is assessed and Winton will contact the borrower by mail or phone to request payment. In certain limited instances, Winton may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, Winton generally will initiate foreclosure proceedings.

        Real estate acquired by Winton as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. When property is so acquired, it is recorded at the lower of the loan's unpaid principal balance or fair value at the date of foreclosure less estimated selling expenses. Periodically, real estate owned is reviewed to ensure that fair value is not less than carrying value, and any allowance resulting therefrom is charged to earnings as a provision for losses on real estate acquired through foreclosure. All costs incurred from the date of acquisition are expensed in the period paid.

        The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                          At September 30,
                                                                          ----------------
                                                1996             1995             1994            1993            1992
                                                ----             ----             ----            ----            ----
                                                                        (Dollars in thousands)
Loans delinquent
  30 to 59 days                                 $3,186          $2,350           $1,905            $2,983         $3,164
  60 to 89 days                                    692             337              348               679            432
  90 or more days                                  923             602              432             1,401            338
                                              --------        --------         --------          --------       --------

    Total delinquent loans                      $4,801          $3,289           $2,685            $5,063         $3,934
                                                ======          ======           ======            ======         ======

Ratio of total delinquent loans to total
  loans (1)                                       1.83%           1.52%            1.29%             2.82%          2.17%
                                                  =====           =====            =====             =====          =====
-----------------------------

(1)     Includes loans held for sale.


        All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful or the loans meet the non-accrual criteria previously established by regulatory authorities. Residential mortgage loans are placed on non-accrual status when either principal or interest is considered uncollectible or when the principal balance and accrued interest exceed 90% of the appraised value of the property at the time of loan origination. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest which would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 1996, is approximately $53,000.

        The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 1996, Winton had no loans which were not reflected in the table as non-accrual, 90 days past due or restructured, which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

                                                                   At September 30,
                                         -------------------------------------------------------------------
                                         1996            1995            1994           1993            1992
                                         ----            ----            ----           ----            ----
                                                                (Dollars in thousands)
 Loans accounted for on a
 non-accrual basis:(1)
   Real estate:
   Construction                          $  --           $  --           $  --           $262          $  --
   Residential                             548             130             311            472            192
   Nonresidential                           57             448              --            223             --
   Consumer and other                       --              --              --            185             53
                                          ----            ----            ----         ------           ----
     Total                                 605             578             311          1,142            245

Accruing loans which are
  contractually past due 90 days or
  more:
   Real estate:
   Residential                             132              --             114            199             75
   Nonresidential                          182              24              --             42             --
   Consumer and other                        4              --               7             18             18
                                          ----            ----            ----         ------           ----
     Total                                 318              24             121            259             93
                                          ----            ----            ----         ------           ----
Total of non-accrual and 90 days
past due loans                            $923            $602            $432         $1,401           $338
                                          ====            ====            ====         ======           ====


Percentage of total loans                 0.35%           0.28%           0.21%         0.78%          0.19%
                                          =====           =====           =====         =====          =====

Other nonperforming assets(2)             $561            $343            $206           $209           $468
                                          ====            ====            ====           ====           ====
----------------------------

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

(2) Consists of real estate acquired through foreclosure which is carried at the lower of cost or fair value less estimated selling expenses.


During fiscal 1993, nonperforming assets were at a higher level than in fiscal 1992 and 1994, due to an overall increase in loan delinquencies. The 39% increase in nonperforming assets to $602,000 at the end of fiscal 1995 was primarily attributable to one delinquent commercial loan of approximately $448,000 which was paid current in October 1995. The 53% increase in nonperforming loans at the end of fiscal 1996 is the result of the increased size of the loan portfolio and increased loan delinquencies.

        OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

        Generally, Winton classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

        The aggregate amount of Winton's classified assets at September 30, 1996 was as follows:

                                          At September 30, 1996
                                          ---------------------
                                              (In thousands)

Substandard                                       $1,898
Doubtful                                            ----
Loss                                                ----
                                              ----------

Total classified assets                           $1,898
                                              ----------


        Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the Central Regional Director of the OTS. Winton had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

        OTS regulations require that Winton establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

         ALLOWANCE FOR LOAN LOSSES. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1996, Winton's allowance for loan losses totaled $857,000.

        The following table sets forth an analysis of Winton's allowance for losses on loans for the periods indicated.

                                                                           Year ended September 30,
                                                  ------------------------------------------------------------------------
                                                  1996              1995             1994            1993             1992
                                                  ----              ----             ----            ----             ----
                                                                          (Dollars in thousands)

          Balance at beginning of period          $654               $582             $742            $502             $193

          Charge-offs:
             One- to four-family                   (28)               (18)             (84)            (13)             (94)
             Multifamily and
               nonresidential real estate          (12)              (104)             (36)             --               --
             Construction                           --                 --               --              --               --
             Consumer                              (10)                --             (143)            (16)             (45)
                                                  ----               ----             ----            ----             ----
               Total                               (50)              (122)            (263)            (29)            (139)

          Total recoveries                          --                106               58              21                6
                                                  ----               ----             ----            ----             ----

          Net charge-offs                          (50)               (16)            (205)             (8)            (133)

          Provision for loan losses                253                 88               45             248              442
                                                  ----               ----             ----            ----             ----

          Balance at end of period                $857               $654             $582            $742             $502
                                                  ====               ====             ====            ====             ====

          Ratio of net charge-offs during
             the period to average loans
             outstanding during the period(1)      .02%                --              .11%             --              .08%
                                                  ====               ====             ====            ====             ====

 -------------------------------

(1) During the respective periods there were $225.2 million, $202.8 million, $184.8 million, $173.8 million and $184.9 million in average loans outstanding.

        The following table provides an allocation of Winton's allowance for possible loan losses as of each of the following dates:

                                                                          At September 30,
                                         ------------------------------------------------------------------------------
                                         1996               1995             1994               1993               1992
                                         ----               ----             ----               ----               ----
                                                                        (In thousands)

Specific allowances
  One- to four-family                    $ 80                $   --        $   --              $   --             $  9
  Multi-family and
    nonresidential real estate             --                    --            --                  36               --
  Construction and development             --                    --            --                  --               --
  Consumer                                 --                    --            --                  --               --
  Commercial business                      25                    --            --                  --               --
                                         ----                  ----          ----                ----             ----
    Total specific allowances             105                    --            --                  36                9

General allowances
 One- to four-family                      308                   268           204                 266              251
 Multi-family and
    nonresidential real estate            339                   308           276                 280              100
 Construction and development              --                    --            --                  --               --
 Consumer                                 100                    75           100                 157              139
 Commercial business                        5                     3             2                   3                3
                                         ----                  ----          ----                ----             ----
    Total general allowances              752                   654           582                 706              493
                                         ----                  ----          ----                ----             ----
      Total allowance for
        possible loan losses             $857                  $654          $582                $742             $502
                                         ====                  ====          ====                ====             ====


Winton increased its allowance for loan losses from $654,000 at September 30, 1995, to $857,000 at September 30, 1996, due primarily to growth in the loan portfolio and to current and anticipated economic conditions. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance.

INVESTMENT ACTIVITIES

        OTS regulations require that Winton maintain a minimum amount of liquid assets, which may be invested in U. S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Winton is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. In recent periods, Winton has maintained liquid assets on a monthly average basis in an amount between 5.24% and 7.25% of total assets. See "Regulation - Office of Thrift Supervision -- Liquidity" and Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        The following table presents the amortized cost and market values of Winton's investment securities, including those designated as available for sale, at the dates indicated:

                                                                         September 30,
                                     ------------------------------------------------------------------------------------
                                            1996                           1995                            1994
                                     ---------------------         -----------------------       ------------------------
                                     Amortized      Market         Amortized        Market       Amortized         Market
                                       Cost         Value            Cost           Value           Cost           Value
                                       ----         -----            ----           -----           ----           -----

                                                                        (In thousands)
Held to maturity:
U.S. government and agency
   obligations                       $ 9,593        $ 9,623         $10,007        $10,101           $9,125        $8,958
Corporate equity securities               --             --              --             --              191           438
                                     -------        -------         -------        -------           ------        ------
                                       9,593          9,623          10,007         10,101            9,316         9,396
Available for sale:
U.S. government and agency
   obligations                         2,098          2,120           2,604          2,655               --            --
Corporate equity securities              189            461             189            418               --            --
                                     -------        -------         -------        -------           ------        ------
                                       2,287          2,581           2,793          3,073               --            --
                                     -------        -------         -------        -------           ------        ------
Total                                $11,880        $12,204         $12,800        $13,174           $9,316        $9,396
                                     =======        =======         =======        =======           ======        ======



        The following table presents the contractual maturities or terms to repricing of investment securities at carrying value and the weighted-average yields at September 30, 1996:

                                       Maturing within                 Maturing within
                                        one year after                one to five years
                                      September 30, 1996          after September 30, 1996                Total
                                    ----------------------        ------------------------        -----------------------
                                    Amortized      Average         Amortized       Average        Amortized       Average
                                      Cost          Yield            Cost           Yield           Cost           Yield
                                      ----          -----            ----           -----           ----           -----
                                                                   (Dollars in thousands)

Held to maturity                    $1,488             5.10%         $8,105          6.55%          $ 9,593         6.33%
Available for sale                   1,502             7.33%            596          7.10%            2,098         7.27%
                                    ------             -----         ------          -----          -------         -----
    Total                           $2,990             6.22%         $8,701          6.59%          $11,691         6.50%
                                    ======             =====         ======          =====          =======         =====


DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of Winton's funds for use in lending and other investment activities. In addition to deposits, Winton derives funds from interest payments and principal repayments on loans and mortgage-backed securities, advances from the FHLB, income on earning assets, service charges and gains on the sale of assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to general interest rates and money market conditions. FHLB advances are used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         DEPOSITS. Deposits are attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, regular passbook savings accounts, Christmas Club accounts, term certificate accounts and individual retirement accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Winton based on Winton's liquidity requirements, growth goals and interest rates paid by competitors. Winton does not use brokers to attract deposits. In a rising interest rate environment, Winton attempts to manage its interest rate risk by lengthening the term to maturity or repricing of more of its deposit liabilities.

        At September 30, 1996, Winton's certificates of deposit totaled $159.7 million, or 72.1% of total deposits. Of such amount, approximately $92.4 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Winton at maturity. If there is a significant deviation from historical experience, Winton can utilize borrowings from the FHLB as an alternative to this source of funds.

        During fiscal 1995 and 1996, Winton offered certificates of deposits with terms from 18 months to five years at rates which adjust monthly with designated market indices, which were the prime rate or the three-year Treasury rate. Approximately $10 million of these certificates of deposit were outstanding at September 30, 1996. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

        The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 1996:

                                                                  Percent
                                                                 of total
                                               Amount            deposits
                                               ------            --------
Transaction accounts:
    Passbook accounts(1)                      $ 49,446             22.3%
    Club accounts(2)                               205              0.1
    NOW accounts(3)                             12,187              5.5
                                              --------            -----
     Total transaction accounts                 61,838             27.9

Certificates of deposit(4):
   2.00 -  3.99%                                 1,004              0.4
   4.00 -  5.99%                                86,346             39.0
   6.00 -  7.99%                                71,791             32.4
   8.00 -  9.99%                                   554              0.3
                                              --------            -----
     Total certificates of deposit             159,695             72.1
                                              --------            -----

Total deposits                                $221,533            100.0%
                                              ========            =====

-----------------------------

(1) Winton's weighted average rate on passbook accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 3.55% at September 30, 1996.

(2) Winton's weighted average interest rate paid on Christmas Club accounts fluctuates with the general movement of interest rates. At September 30, 1996, the weighted average rate on club accounts was 3.00%.

(3) Winton's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1996, the weighted average rate on NOW accounts was 1.70%.

(4) Includes Individual Retirement Accounts and jumbo certificates of deposits (those with balances in excess of $100,000). Terms of certificates of deposit range from 30 days to 15 years, with the average accounts ranging from 90 days to 5 years.


        The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 1996:

                                                                       Amount Due
                                             --------------------------------------------------------------
                                                            Over          Over
                                              Up to       1 year to    2 years to       Over
                   Rate                      one year      2 years      3 years       3 years         Total
                   ----                      --------      -------      -------       -------         -----
                                                                     (In thousands)

              2.00 - 3.99%                    $ 1,004       $    --      $    --       $   --        $  1,004
              4.00 - 5.99                      60,285        16,113        9,275          673          86,346
              6.00 - 7.99                      31,034        24,172        7,619        8,966          71,791
              8.00 - 9.99                         100           100          144          210             554
                                              -------       -------      -------       ------        --------
                 Total certificates of
                   deposit                    $92,423       $40,385      $17,038       $9,849        $159,695
                                              =======       =======      =======       ======        ========


        The following table presents the amount of Winton's certificates of deposit of $100,000 or more each, by the time remaining until maturity at September 30, 1996:

                      Maturity                                        At September 30, 1996
                      --------                                        ---------------------
                                                                          (In thousands)

                      Three months or less                                  $ 4,312
                      Over 3 months to 6 months                               5,358
                      Over 6 months to 12 months                             11,112
                      Over twelve months                                     18,580
                                                                            -------
                          Total                                             $39,362
                                                                            =======


         BORROWINGS. The Federal Home Loan Bank System functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "Regulation - Federal Home Loan Bank." As a member in good standing of the FHLB, Winton is authorized to apply for advances from the FHLB, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL test"). See "Regulation -- Office of Thrift Supervision -- Qualified Thrift Lender Test." If an association meets the QTL test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, it will be eligible for such advances only to the extent it holds specified QTL test assets. At September 30, 1996, Winton was in compliance with the QTL test.

        During the year ended September 30, 1996, Winton's only borrowings were FHLB advances. The following table sets forth the maximum amount of Winton's FHLB advances outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                                                    At September 30,
                                                                     ------------------------------------------------
                                                                     1996                  1995                  1994
                                                                     ----                  ----                  ----
                                                                                     (In thousands)

Maximum amount of FHLB advances                                     $46,376              $37,253               $33,671
                                                                    =======              =======               =======

Average amount of FHLB advances outstanding during
    period                                                          $35,292              $31,312               $25,039
                                                                    =======              =======               =======

------------------------------

        The following table sets forth certain information as to Winton's FHLB advances at the dates indicated:

                                                                                      At September 30,
                                                                      ------------------------------------------------
                                                                      1996                  1995                  1994
                                                                      ----                  ----                  ----
                                                                                     (In thousands)

FHLB advances                                                        $46,376               $29,830               $33,671
                                                                     =======               =======               =======

Weighted average interest cost of FHLB advances during
    period based on month end balances                                 5.66%                 5.98%                 5.00%
                                                                       =====                 =====                 =====


        ASSET/LIABILITY MANAGEMENT. Winton's earnings depend primarily upon its net interest income, which is the difference between its interest income on its interest-earning assets, such as mortgage loans, investment securities and mortgage-backed securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. As market interest rates change, asset yields and liability costs do not change simultaneously. Due to maturity, repricing and timing differences of interest-earning assets and interest-bearing liabilities, earnings will be affected differently under various interest rate scenarios. Winton has sought to limit these net income fluctuations and manage interest rate risk by originating adjustable-rate loans and purchasing relatively short-term and variable-rate investments and securities.

         The following table sets forth certain information relating to Winton's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio, net of the allowance for losses on loans. Management does not believe that the use of month-end balances instead of daily balances has caused any material differences in the information presented.

                                                                        Year ended September 30,
                                   ------------------------------------------------------------------------------------------------
                                                  1996                             1995                               1994
                                   -----------------------------    ------------------------------   ------------------------------
                                      Average    Interest             Average    Interest              Average      Interest
                                    outstanding  earned/   Yield/   outstanding   earned/   Yield/   outstanding     earned/ Yield/
                                     balance       paid     rate     balance        paid     rate     balance         paid    rate
                                   ------------    ----     ----   ------------     ----     ----    -----------      ----    ----
                                                         (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)               $225,164   $18,911     8.40%   $202,844      $17,031   8.40%      $184,824    $15,436   8.35%
   Mortgage-backed securities -
     available for sale                  2,400       113     4.71         606           34   5.61             --         --      --
   Mortgage-backed securities - held
     to maturity                        17,311     1,070     6.18      18,946        1,016   5.36         22,573      1,063   4.71
   Investment securities - held to
     maturity                            9,927       636     6.41       9,936          632   6.36          9,809        519   5.29
   Investment securities - available
     for sale                            3,228       185     5.73       1,030           56   5.44             --         --     --
   Other interest-earning assets         3,049       199     6.53       4,215          173   4.10          4,304        169   3.93
                                      --------  --------     ----   ---------     --------   ----      ---------   --------   ----
     Total interest-earning assets     261,079    21,114     8.09     237,577       18,942   7.97        221,510     17,187   7.76

Non-interest-earning assets              7,283                          6,816                              6,801
                                      --------                       --------                           --------
     Total assets                     $268,362                       $244,393                           $228,311
                                      ========                       ========                           ========

Interest-bearing liabilities:
   Deposits                           $209,879    10,700     5.10%   $191,870        9,085   4.73%      $183,673      7,878   4.29%
   FHLB advances                        35,292     1,996     5.66      31,312        1,874   5.98         25,039      1,252   5.00
                                      --------  --------     ----    --------      -------   ----      ---------    -------   ----
     Total interest-bearing
       liabilities                     245,171    12,696     5.18     223,182       10,959   4.91        208,712      9,130   4.37
                                      --------   -------     ----    --------       ------   ----      ---------    -------   ----

Non-interest-bearing liabilities         2,349                          1,473                              1,166
                                      --------                       --------                          ---------
     Total liabilities                 247,520                        224,655                            209,878

Shareholders' equity                    20,842                         19,738                             18,433
                                      --------                       --------                          ---------
     Total liabilities and
       shareholders' equity           $268,362                       $244,393                           $228,311
                                      ========                       ========                           ========

Net interest income/
   Interest rate spread                           $8,418     2.91%                  $7,983   3.06%                   $8,057   3.39%
                                                  ======     =====                  ======   =====                   ======   =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                  3.22%                           3.36%                            3.64%
                                                             =====                           =====                            =====
Average interest-earning assets to
   interest-bearing liabilities                            106.49%                         106.45%                          106.13%
                                                           =======                         =======                          =======

---------------------------
(1)     Includes loans held for sale and non-accrual loans.


        The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Winton's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

                                                              1996 vs. 1995                 1995 vs. 1994
                                                      ---------------------------     --------------------------
                                                           Increase (Decrease)             Increase (Decrease)
                                                                 due to                         due to
                                                      ---------------------------     --------------------------
                                                      Volume      Rate      Total     Volume     Rate      Total
                                                      ------      ----      -----     ------     ----      -----
                                                                            (In thousands)
Interest income attributable
to:
   Loans receivable(1)                                $1,880      $   --   $1,880      $1,511       $84     $1,595
   Mortgage-backed securities-
     available for sale                                   83          (4)      79          34        --         34
   Mortgage-backed securities-
     held to maturity                                   (113)        167       54        (215)      168        (47)
   Investment securities -
     available for sale                                   (1)          5        4           7       106        113
   Investment securities -
     held to maturity                                    126           3      129          56        --         56
   Other interest-earning
     assets(2)                                           (98)        124        26         (4)        8           4
                                                      ------      ------    ------     ------    ------      ------

Total interest-earning assets                         $1,877        $295    $2,172     $1,389      $366      $1,755
                                                      ======        ====    ======     ======      ====      ======
Interest expense attributable
   to:
   Deposits                                           $  883      $  732    $1,615     $  363    $  844      $1,207
   FHLB advances and other
     borrowings                                          207         (85)      122        345       277         622
                                                      ------      ------    ------     ------    ------      ------

     Total interest-bearing
       liabilities                                    $1,090        $647    $1,737       $708    $1,121      $1,829
                                                      ======        ====    ======     ======      ====      ======

Increase (decrease) in net
   interest income                                                          $  435                           $  (74)
                                                                            ======                           ======

------------------------------

(1)  Includes loans held for sale.

(2) Includes interest-bearing deposits and certificates of deposit in other financial institutions.


        Winton's interest rate spread is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset values to changes in interest rates. The management and Board of Directors of Winton attempt to manage Winton's exposure to interest rate risk in a manner to maintain the projected four-quarter percentage change in net interest income and the projected change in the market value of portfolio equity within the limits established by the Board of Directors, assuming a permanent and instantaneous parallel shift in interest rates.

        As a part of its effort to monitor its interest rate risk, Winton reviews the reports of the OTS which set forth the application of the "net portfolio value" ("NPV") methodology, adopted by the OTS as part of its capital regulations, to the assets and liabilities of Winton. Although Winton is not currently subject to the NPV regulation, because its implementation has been delayed by the OTS, the application of the NPV methodology may illustrate Winton's level of interest rate risk.

        Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (100 basis point equals 1%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution would have to deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital, if the regulations were in effect. Even before the regulation is in effect, OTS could increase Winton's risk-based capital requirement on an individualized basis to address excess interest rate risk. See "Regulation -- Office of Thrift Supervision -- Regulatory Capital Requirements."

        At September 30, 1996, 2% of the present value of Winton's assets was approximately $5.9 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $9.0 million at September 30, 1996, Winton would have been required to deduct $1.6 million (50% of the approximate $3.1 million difference) from its capital in determining whether Winton met its risk-based capital requirement, if the regulation had been in effect for Winton. Regardless of such reduction, however, Winton's risk-based capital at September 30, 1996, would still have exceeded the regulatory requirement by approximately $4.7 million.

         Presented below, as of September 30, 1996, is an analysis of Winton's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

                                                                           September 30, 1996
                                                             -----------------------------------------------
              Change in Interest Rate                        $ Change                               % Change
                   (Basis Points)                              In NPV                                in NPV
                   --------------                              ------                                ------
                                                                         (Dollars in thousands)

                       +300                                  $(13,908)                                 (57)%
                       +200                                   ( 9,005)                                 (37)
                       +100                                   ( 4,306)                                 (18)
                          0                                        --                                   --
                       -100                                     3,459                                   14
                       -200                                     5,698                                   23
                       -300                                     7,783                                   32


        As illustrated in the table, NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, the amount of interest Winton would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Winton would pay on its deposits would increase rapidly because Winton's deposits generally have shorter periods to repricing. Assumptions used in calculating the amounts in this table are OTS assumptions.

        As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

        In the event that interest rates rise, Winton's net interest income could be expected to be negatively affected. Moreover, rising interest rates could negatively affect Winton's earnings due to diminished loan demand.

        The following table sets forth, for the years and at the date indicated, the weighted average yields earned on Winton's interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, the interest rate spread and the net interest margin on interest-earning assets.

                                                                              At September 30,
                                                                              ----------------
                                                        1996                       1995                       1994
                                                        ----                       ----                       ----

Weighted average yield on loan portfolio                 8.01%                      8.24%                      7.82%
Weighted average yield on mortgage-backed
    securities                                           6.07                       6.36                       5.22
Weighted average yield on investment
    securities                                           6.55                       6.51                       6.09
Weighted average yield on other
    interest-earning assets                              6.92                       4.99                       4.27
Weighted average yield on all
    interest-earning assets                              7.87                       7.95                       7.52
Weighted average interest rate paid on
    deposits                                             5.16                       5.13                       3.99
Weighted average rate paid on borrowings                 6.15                       6.11                       5.54
Weighted average interest rate paid on all
    interest-bearing liabilities                         5.33                       5.26                       4.22
Interest rate spread (spread between
    weighted average interest rate on all
    interest-earning assets and all
    interest-bearing liabilities)                        2.54                       2.69                       3.30
Net yield (net interest income as a
    percentage of average interest-earning
    assets)                                              3.22                       3.36                       3.64


COMPETITION

        Winton competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Winton competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies and other lenders. Winton competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         Due to Winton's size relative to the many other financial institutions in its market area, management believes that Winton does not have a substantial share of the deposit and loan markets.

        The size of financial institutions competing with Winton is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Winton.

SUBSIDIARY ACTIVITIES

        Winton has no subsidiaries.  WFC's only subsidiary is Winton.

PERSONNEL

        As of September 30, 1996, Winton had 67 full-time employees and 6 part-time employees. Winton believes that relations with its employees are excellent. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.

REGULATION

        WFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, WFC is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. Because WFC is a corporation organized under Ohio law, WFC is subject to provisions of the Ohio Revised Code applicable to corporations generally.

        As a savings and loan association chartered under the laws of Ohio, Winton is subject to regulation, examination and oversight by the Superintendent of the Division of Financial Institutions of the Department of Commerce of the State of Ohio (the "Ohio Superintendent"). Because Winton's deposits are insured by the FDIC, Winton also is subject to regulation and examination by the OTS and regulatory oversight by the FDIC. Winton must file periodic reports with the Ohio Superintendent and the OTS concerning its activities and financial condition. Examinations are conducted periodically by these federal and state regulators to determine whether Winton is in compliance with various regulatory requirements and is operating in a safe and sound manner. Winton is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Winton may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Winton may engage and would probably subject Winton to more regulation by the FDIC. In addition, WFC might become subject to a different scheme of holding company which may limit the activities in which WFC may engage, and subject WFC to other additional regulatory requirements, including separate capital requirements. At this time, WFC cannot predict when or whether Congress may actually pass legislation regarding WFC's and Winton's regulatory requirements or charter. Although such legislation may change the activities in which either WFC and Winton may engage, it is not anticipated that the current activities of both WFC and Winton will be materially affected by those activity limits.

OHIO CORPORATION LAW

        MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between such an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

        After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

        An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither the Articles of Incorporation of WFC nor Winton opt out of the protection afforded by Chapter 1704.

        CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3%, or 50% of the outstanding voting securities of WFC (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares owned by the acquiring shareholder. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

        TAKEOVER BID STATUTE. Ohio law also contains a statute regulating takeover bids for any Ohio corporation, including savings and loan associations. Such statute provides that no offeror may make a takeover bid unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and provides the target company with certain information in respect of the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offers of all information material to a decision to accept or reject the offer.

        The takeover bid statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Ohio takeover bid statute is preempted by federal regulation.

OHIO SAVINGS AND LOAN REGULATION

        The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See " - Federal Deposit Insurance Corporation -- State Association Activities." The Ohio Superintendent also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

        In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Winton is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISION

        GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

        Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area. Winton has received a "satisfactory" examination rating under those regulations.

        REGULATORY CAPITAL REQUIREMENTS. Winton is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Winton at September 30, 1996, and the amount by which it exceeds the minimum requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Risk-based (or total) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets.

                                                      At September 30, 1996
                                             --------------------------------------
                                             Amount                         Percent
                                             ------                         -------
                                         (In thousands)

Tangible capital                              $19,855                       6.83%
Requirement                                     4,362                       1.50
                                              -------                      -----
Excess                                        $15,493                       5.33%
                                              =======                      =====

Core capital                                  $19,855                       6.83%
Requirement                                     8,725                       3.00
                                              -------                      -----
Excess                                        $11,130                       3.83%
                                              =======                      =====

Risk-based capital                            $20,607                      11.50%
Risk-based requirement                         14,328                       8.00
                                              -------                      -----
Excess                                        $ 6,279                       3.50%
                                              =======                      =====


        Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Winton consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Winton consists of core capital and general valuation allowances) of 8% of risk-weighted assets (assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Winton does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Winton's current core capital ratio is 6.8%.

        OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Winton currently qualifies for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

        The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and core capital of 4% (except for associations receiving the highest examination rating, in which case the level is 3%) but are not well-capitalized; (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible capital of 2% or less of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Winton's capital at September 30, 1996, met the standards for a well-capitalized institution.

        Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

        LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Winton at September 30, 1996, was approximately $15.5 million, or 6.8%, and exceeded the then applicable 5.0% liquidity requirement by approximately $3.3 million.

        QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test which required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1996, Winton met the QTL test.

        LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to this limit. In applying this limit, the regulations require that loans to certain related borrowers be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000, for any purpose. At September 30, 1996, Winton was in compliance with this lending limit. See "Lending Activities - Federal Lending Limit."

        TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 1996.

        All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC is an affiliate of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 1996.

        LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

        The first rating category is Tier 1, consisting of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Winton meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

        The second category, Tier 2, consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposed to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

        As a subsidiary of WFC, Winton is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. Winton paid dividends of $904,000 to WFC during fiscal 1996.

        In December 1995, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, associations which are not owned by a holding company and which have a CAMEL examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if they remain adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if it caused the association to become undercapitalized or worse.

        HOLDING COMPANY REGULATION. WFC is a savings and loan holding company within the meaning of the HOLA. As such, WFC has registered with the OTS and will be subject to OTS regulations, examination, supervision and reporting requirements.

        The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

        As a unitary savings and loan holding company, WFC is generally subject to no restrictions on its activities, and such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit WFC's ability to engage in these activities and cannot predict if and in what form these proposals might become law. However such limits would not impact WFC's current activities, which consist solely of holding stock of Winton. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1996, Winton met both those tests.

        If WFC were to acquire control of another savings institution, other than through a merger or other business combination with Winton, WFC would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL test, the activities of WFC and any of its subsidiaries (other than Winton or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

        The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

        FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF WFC AND WINTON. In addition to the Ohio law limitations on the merger and acquisition of Winton and WFC previously discussed, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Winton or WFC without 60 days prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Winton must be approved by the OTS as well as the Superintendent. Further, any merger of WFC in which WFC is not the resulting company must also be approved by both the OTS and the Superintendent.

  FEDERAL DEPOSIT INSURANCE CORPORATION

        DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Prior to October 1, 1996, the reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund have been and are being used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May 1995. This has resulted in a significant disparity between BIF and SAIF assessments during 1996.

        Winton is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Winton, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

        The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equalled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on Winton and other institutions in the SAIF.

        Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits are required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

        Winton had $195.6 million in deposits at March 31, 1995. Winton paid a special assessment of $1.3 million on November 27, 1996, which was accounted for and recorded as of September 30, 1996. This assessment is tax-deductible, but has reduced earnings for the year ended, and capital at, September 30, 1996.

        STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Winton's activities and investments at September 30, 1996, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

        FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million of such accounts (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts in excess of $49.3 million. At September 30, 1996, Winton was in compliance with this reserve requirement.

FEDERAL HOME LOAN BANKS

        The Federal Home Loan Banks provide credit to their members in the form of advances. Winton is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Winton is in compliance with this requirement with an investment in stock of the FHLB of $2.4 million at September 30, 1996.

        Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any Federal Home Loan Bank; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

        The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance. The FHLB has established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB reviews and accepts proposals for subsidies under that program twice a year. Winton has participated in this program.

TAXATION

         FEDERAL TAXATION. WFC and Winton are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Winton, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

         Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995 and 1994, Winton used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Winton, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996.

         A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Winton's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1996, Winton's pre-1988 reserves for tax purposes totaled approximately $1.4 million. Winton believes it had approximately $12.0 million of accumulated earnings and profits for tax purposes as of September 30, 1996, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

         In addition to the regular income tax, WFC and Winton are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, WFC and Winton are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         The tax returns of Winton have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

        OHIO TAXATION. WFC is subject to the Ohio corporation franchise tax, which, as applied to WFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.582% times taxable net worth.

        In computing its tax under the net worth method, WFC may exclude 100% of its investment in the capital stock of Winton after the Conversion, as reflected on the balance sheet of WFC, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Winton. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, WFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

        A special litter tax is also applicable to all corporations, including WFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

        Winton is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Winton's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," Winton is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2. DESCRIPTION OF PROPERTY

        The following table sets forth certain information at September 30, 1996, regarding the properties on which the main office and each branch office of Winton is located:

                                 Owned                       Date              Square                 Net
Location                         or leased                 acquired            footage           book value(1)
--------                         ---------                 --------            -------           -------------
                                                                                                (In thousands)

Main office:

5511 Cheviot Road                owned/leased                1967               8,600               $1,103
Cincinnati, Ohio  45247

Branch offices:

601 Main Street                  leased                      N/A                4,100                  -
Cincinnati, Ohio  45202

4517 Vine Street
Cincinnati, Ohio  45217          owned                       1932               2,600                $107

10575 Harrison Avenue
Harrison, Ohio  45030            owned                       1981               4,800                $139

7014 Vine Street
Cincinnati, Ohio  45216          owned                       1897               3,200                $580

-----------------------------

(1)  Net book value amounts are for land, building and improvements.


         Winton also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Winton's investment in office premises and equipment totaled $2.7 million at September 30, 1996.

        In January 1990, Winton entered into a lease agreement pursuant to which it leases a building containing approximately 3,750 square feet adjacent to Winton's main office on Cheviot Road. The initial term of the lease was three years, renewable for seven successive three year periods. Winton has the right to purchase the building during the term of the lease. In January 1996 the lease was renewed for an additional three year period.

ITEM 3. LEGAL PROCEEDINGS

        Neither WFC nor Winton is presently involved in any legal proceedings of a material nature. From time to time, Winton is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Winton.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the shareholders of WFC during the last quarter of fiscal year ended September 30, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1996 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF WINTON FINANCIAL'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in those portions of the Annual Report included in Exhibit 13 hereto under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

        The Consolidated Financial Statements contained in those portions of the Annual Report included in Exhibit 13 hereto are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders of Winton Financial Corporation (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement, which is included in
Exhibit 20 hereto, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in the Proxy Statement, which is included in Exhibit 20 hereto, under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                    Item 2     Agreement and Plan of Reorganization

                    Item 3 Amended Articles of Incorporation and Code of Regulations

                    Item 10    Material Contracts

                    Item 13    Portions of the Annual Report to Shareholders

                    Item 20    Proxy Statement for 1997 Meeting of Shareholders

                    Item 21    Subsidiaries of the Registrant

                    Item 27    Financial Data Schedule

                    Item 99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

          (b) No current report on Form 8-K was filed by WFC during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WINTON FINANCIAL CORPORATION


                                          By  /s/ Robert L. Bollin
                                             ----------------------------------
                                              Robert L. Bollin,
                                              President, Chief Executive
                                              Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Jill M. Burke                            By /s/ Robert J. Bollin
  -------------------------------                 -----------------------------
  Jill M. Burke,                                  Robert J. Bollin,
  Principal Financial Officer                     Director
  and Principal Accounting
  Officer


Date:  December 20, 1996                        Date:  December 20, 1996


By /s/ Robert E. Hoeweler,                      By
  -------------------------------                 -----------------------------
  Robert E. Hoeweler,                             Thomas H. Humes,
  Director                                        Director


Date:  December 20, 1996                        Date:  December 20, 1996


By /s/ Timothy M. Mooney                        By /s/ William J. Parchman
  -------------------------------                 -----------------------------
  Timothy M. Mooney,                              William J. Parchman,
  Director                                        Director


Date:  December 20, 1996                        Date:  December 20, 1996


By /s/ Henry L. Schulhoff                       By /s/ J. Clay Stinnett
  -------------------------------                 -----------------------------
  Henry L. Schulhoff,                              J. Clay Stinnett,
  Director                                         Director


Date:  December 20, 1996                        Date:  December 20, 1996

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION                                                   PAGE NUMBER

     2      Agreement and Plan of Reorganization dated June 15, 1995,    Incorporated by Reference to the
            by and among Winton Financial Corporation, The Winton        Pre-Effective Amendment to the Registration
            Savings and Loan Co. and Blue Chip Savings Bank, as          Statement on Form S-4 filed by WFC on
            amended September 25, 1995                                   November 6, 1995 with the Securities and
                                                                         Exchange Commission ("SEC"), Annex A to
                                                                         Prospectus and Joint Proxy Statement

     3.1    Articles of Incorporation, as amended through February 1,    Incorporated by reference to the Current
            1995, of Winton Financial Corporation                        Report on Form 8-K dated June 21, 1995 and
                                                                         filed by WFC (the "8-K") with the SEC,
                                                                         Exhibit 4a

     3.2    Regulations of Winton Financial Corporation                  Incorporated by reference to the current
                                                                         annual report on the 8-K filed by WFC with
                                                                         the SEC, Exhibit 4b


     10.1   The Winton Savings and Loan Co. Employee                     Incorporated by reference to the Form  S-4
            Stock Ownership Plan                                         Registration Statement filed by WFC with
                                                                         the SEC on November 30, 1989 (the "1989
                                                                         Form S-4")

     10.2   Amendment No. 1 to the Winton Savings and                    Incorporated by reference to the Annual
            Loan Co. Employee Stock Ownership Plan                       Report on Form 10-K in the fiscal year
                                                                         ended September 30, 1990, filed by WFC with
                                                                         the Securities and Exchange Commission on
                                                                         December 31, 1990

     10.3   Amendment No. 2 to The Winton Savings and                    Incorporated by reference to the Annual
            Loan Co. Employee Stock Ownership Plan                       Report on Form 10-K in the fiscal year
                                                                         ended September 30, 1990, filed by WFC with
                                                                         the SEC on December 31, 1990

     10.4   The Winton Savings and Loan Co. 1988                         Incorporated by reference to the definitive
            Employee Stock Option and Incentive Plan                     Proxy Statement for the 1995 Annual Meeting
                                                                         of Shareholders filed by WFC with the SEC
                                                                         on January 6, 1995

     10.5  Employment Agreement between WFC, Winton and Robert L.        Incorporated by reference to Quarterly
           Bollin, dated May 1, 1996                                     Report on Form 10-QSB for the quarter ended
                                                                         June 30, 1996, filed by WFC with the SEC in
                                                                         August 1996 (the "6/96 10-QSB")

     10.6  Employment Agreement between WFC, Winton and Gregory J.       Incorporated by reference to the 6/96 10-QSB
           Bollin, dated May 1, 1996

     10.7  Employment Agreement between WFC, Winton and James M.         Incorporated by reference to the 6/96 10-QSB
           Brigger, dated May 1, 1996


     10.8      Employment Agreement between WFC, Winton and Jill M. Burke,   Incorporated by reference to the 6/96 10-QSB
               dated May 1, 1996

     10.9      Employment Agreement between WFC, Winton and Mary Ellen       Incorporated by reference to the 6/96 10-QSB
               Lovett

     10.10     Employment Agreement between WFC, Winton and Anthony G.       Incorporated by reference to the 6/96 10-QSB
               Gerstner, dated May 1, 1996

     13        Winton Financial Corporation 1996 Annual Report to
               Shareholders

     20 Proxy Statement for the 1997 Annual Meeting of Shareholders of Winton Financial Corporation

     21        Subsidiaries of the Registrant.

     27        Financial Data Schedule

     99        Safe Harbor Under the Private Securities Litigation
               Reform Act of 1995