Form 10QSB
period 1996-12-31
WINTON FINANCIAL CORP
filed 1997-02-12
CIK 857907

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1996
                              ---------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ----------------
Commission File No. 0-18993
                    -------

                          WINTON FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                                31-1303854
-----------------------------                            ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

5511 Cheviot Road
Cincinnati, Ohio                                         45247
----------------------------                             ---------
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

As of February 7, 1997, the latest practicable date, 1,986,152 shares of the registrant's common stock, no par value, were issued and outstanding.


                               Page 1 of 13 pages

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX
                                                                     Page
                                                                     ----
PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition                                            3

                  Consolidated Statements of Earnings                  4

                  Consolidated Statements of Cash Flows                5

                  Notes to Consolidated Financial Statements           6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           9

PART II  -        OTHER INFORMATION                                   12

SIGNATURES                                                            13

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                          DECEMBER 31,   SEPTEMBER 30,
         ASSETS                                                                   1996            1996
Cash and cash equivalents                                                     $  1,423        $  1,504

Investment securities available for sale - at market                             1,476           2,581
Investment securities - at cost, approximate market
  value of $11,141 and $9,623 at December 31,
  1996 and September 30, 1996                                                   11,102           9,593
Mortgage-backed securities available for sale - at market                        2,813           2,942
Mortgage-backed securities - at cost approximate market
  value of  $15,675 and $15,983 at December 31,
  1996 and September 30, 1996                                                   15,966          16,414
Loans receivable - net                                                         250,270         247,755
Loans held for sale - at lower of cost or market                                    --           2,735
Office premises and equipment - net                                              2,622           2,667
Real estate acquired through foreclosure                                           747             561
Federal Home Loan Bank stock - at cost                                           2,401           2,359
Accrued interest receivable on loans                                             1,749           1,908
Accrued interest receivable on mortgage-
  backed securities                                                                122             126
Accrued interest receivable on investments                                         204             163
Prepaid expenses and other assets                                                  346             409
Intangible assets - net                                                            509             524
Prepaid federal income taxes                                                       514              --
                                                                              --------        --------
         Total assets                                                         $292,264        $292,241
                                                                              ========        ========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $221,561        $221,533
Advances from the Federal Home Loan Bank                                        46,362          46,376
Accounts payable on mortgage loans serviced for others                             737             686
Advance payments by borrowers for taxes and insurance                              597             312
Other liabilities                                                                  894           2,273
Accrued federal income taxes                                                        --             116
Deferred federal income taxes                                                      734             114
                                                                              --------        --------
         Total liabilities                                                     270,885         271,410

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued and outstanding                                    --              --
  Common stock - 5,000,000 shares without par value
    authorized; 1,986,152 shares issued and outstanding                             --              --
  Additional paid-in capital                                                     6,501           6,501
  Retained earnings - substantially restricted                                  14,691          14,142
  Unrealized gains on securities designated as available for sale, net             187             188
                                                                              --------        --------
         Total shareholders' equity                                             21,379          20,831
                                                                              --------        --------
         Total liabilities and shareholders' equity                           $292,264        $292,241
                                                                              ========        ========



                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)

                                                                   1996            1995
Interest income
  Loans                                                           $ 5,296         $ 4,498
  Mortgage-backed securities                                          282             288
  Investments and interest-bearing deposits                           239             267
                                                                  -------         -------
         Total interest income                                      5,817           5,053

Interest expense
  Deposits                                                          2,885           2,595
  Borrowings                                                          673             443
                                                                  -------         -------
         Total interest expense                                     3,558           3,038
                                                                  -------         -------
         Net interest income                                        2,259           2,015

Provision for losses on loans                                          --             248
                                                                  -------         -------
         Net interest income after provision
           for losses on loans                                      2,259           1,767

Other income
  Gain on sale of mortgage loans                                      214             242
  Gain on sale of mortgage-backed securities                           36               9
  Loss on sale of real estate acquired through foreclosure             (4)             --
  Service fees, charges and other                                      79              79
                                                                  -------         -------
         Total other income                                           325             330

General, administrative and other expense
  Employee compensation and benefits                                  660             662
  Occupancy and equipment                                             291             285
  Federal deposit insurance premiums                                  126             117
  Franchise taxes                                                      64              54
  Amortization of intangible assets                                    15              15
  Advertising                                                          38              28
  Other                                                               243             204
  Merger related expenses                                              --             483
                                                                  -------         -------
         Total general, administrative and other expense            1,437           1,848
                                                                  -------         -------
         Earnings before income taxes                               1,147             249

Federal income taxes
  Current                                                            (230)            202
  Deferred                                                            620             (65)
                                                                  -------         -------
         Total federal income taxes                                   390             137
                                                                  -------         -------
         NET EARNINGS                                             $   757         $   112
                                                                  =======         =======
         EARNINGS PER SHARE                                       $   .38         $   .06
                                                                  =======         =======
         DIVIDENDS PAID PER COMMON SHARE                          $  .105         $  .100
                                                                  =======         =======

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)

                                                                             1996             1995
Cash flows from operating activities:
  Net earnings for the period                                             $    757         $    112
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                --                7
    Amortization of deferred loan origination fees                             (63)             (55)
    Depreciation and amortization                                               95              126
    Amortization of intangible assets                                           15               15
    Gain on sale of mortgage loans                                            (214)            (242)
    Gain on sale of mortgage-backed securities                                  --               (9)
    Gain on sale of investment securities                                      (36)              --
    Loss on sale of real estate acquired through foreclosure                     4               --
    Provision for losses on loans                                               --              248
    Loans originated for sale in the secondary market                       (9,473)          (8,703)
    Proceeds from sale of loans in the secondary market                     12,422            9,902
    Federal Home Loan Bank stock dividends                                     (42)             (37)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                     159               29
      Accrued interest receivable on mortgage-backed securities                  4                3
      Accrued interest receivable on investments                               (41)             (34)
      Prepaid expenses and other assets                                         63              (30)
      Accounts payable on mortgage loans serviced for others                    51               45
      Other liabilities                                                     (1,379)             390
      Federal income taxes
        Current                                                               (630)             136
        Deferred                                                               620              (65)
                                                                          --------         --------
          Net cash provided by operating activities                          2,312            1,838

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                           586              323
  Purchase of mortgage-backed securities designated as
    available for sale                                                          --           (2,135)
  Proceeds from sale of mortgage-backed securities
    designated as available for sale                                            --            1,406
  Proceeds from sale of investment securities                                  122               --
  Proceeds from the maturity of investment securities                        2,000            1,250
  Purchase of investment securities designated as held to maturity          (2,500)            (952)
  Loan principal repayments                                                 21,793           16,160
  Loan disbursements                                                       (24,245)         (19,061)
  Purchase of office premises and equipment                                    (45)             (44)
  Additions to real estate acquired through foreclosure                       (211)             (87)
  Proceeds from sale of real estate acquired through foreclosure                16               --
                                                                          --------         --------
          Net cash used in investing activities                             (2,484)          (3,140)

Cash flows from financing activities:
  Net increase in deposit accounts                                              28            3,385
  Repayments of Federal Home Loan Bank advances                             (4,014)          (8,789)
  Proceeds from Federal Home Loan Bank advances                              4,000            6,000
  Advances by borrowers for taxes and insurance                                285              213
  Dividends paid on common stock                                              (208)            (188)
                                                                          --------         --------
          Net cash provided by financing activities                             91              621
                                                                          --------         --------
Net decrease in cash and cash equivalents                                      (81)            (681)

Cash and cash equivalents at beginning of period                             1,504            3,518
                                                                          --------         --------
Cash and cash equivalents at end of period                                $  1,423         $  2,837
                                                                          ========         ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                                  $    400         $     --
                                                                          ========         ========
    Interest on deposits and borrowings                                   $  3,531         $  3,040
                                                                          ========         ========
Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                  $     (1)        $     33
                                                                          ========         ========

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1996 and 1995

1.       Basis of Presentation
         ---------------------

         During fiscal 1995, the Board of Directors of Winton Financial Corporation (the "Corporation" or "Winton") approved a business combination whereby Blue Chip Savings Bank ("Blue Chip") a state-chartered savings bank, merged with and into The Winton Savings and Loan Co. (the "Company" or "Winton Savings") in January 1996, with the combined institutions continuing operations as a wholly-owned subsidiary of the Corporation. The business combination was accounted for as a pooling of interests and, accordingly, the assets, liabilities and capital of Blue Chip and the Corporation were added together at historic carrying value. The consolidated financial statements included herein give effect to the combination as of October 1, 1996.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended September 30, 1996. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Corporation and the Company. All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial

                          WINTON FINANCIAL CORPORATION

          For the three month periods ended December 31, 1996 and 1995

3.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------------------

         statements for fiscal years beginning after December 15, 1995 (fiscal 1997 as to the Corporation). Earlier application is encouraged. Management adopted SFAS No. 121 on October 1, 1996, as required, without material effect on the Corporation's consolidated financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

         An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

                          WINTON FINANCIAL CORPORATION

          For the three month periods ended December 31, 1996 and 1995

3.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

         SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

4.       Earnings Per Share
         ------------------

         Earnings per share for the three month periods ended December 31, 1996 and 1995 is computed based on 1,986,152 and 1,984,523 weighted-average shares outstanding during the respective periods. Fully diluted earnings per share have not been presented as there is no dilutive effect attendant to Winton Financial's Stock Option Plan.

5.       Charter Unification Legislation
         -------------------------------

         The deposit accounts of Winton Savings and other savings associations are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). Legislation to recapitalize the SAIF was enacted on September 30, 1996. Such legislation provided that the SAIF will be merged into the Bank Insurance Fund in 1998 if there are no more savings associations. Such legislation also requires the Department of Treasury to submit a report to Congress on the development of a common charter for all financial institutions. In addition, in January 1997, two bills were introduced to address this charter unification by eliminating the federal thrift charter and the separate federal regulation of savings and loan associations.

         Pursuant to such legislation, Congress may eliminate the Office of Thrift Supervision ("OTS"), and Winton Savings may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Winton Savings may engage and would probably subject Winton Savings to more regulation by the FDIC. In addition, Winton Financial might become subject to a different form of holding company regulation, which may limit the activities in which Winton Financial may engage, and subject Winton Financial to other additional regulatory requirements, including separate capital requirements. At this time, Winton Financial cannot predict when or whether Congress may actually pass legislation regarding Winton Financial's and Winton Savings' regulatory requirements or charter. Although such legislation may change the activities in which either Winton Financial and Winton Savings may engage, it is not anticipated that the current activities of both Winton Financial and Winton Savings will be materially affected by those activity limits.

                          WINTON FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

In the following pages, management presents an analysis of Winton Financial's financial condition as of December 31, 1996, and the results of operations for the three-month period ended December 31, 1996, as compared to the same period in 1995. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the forward looking statements included herein include the following:

       - Management's belief that adoption of SFAS No. 125 will not have a material adverse effect on the Corporation.

       - Legislative changes that may change the regulatory requirements of Winton Financial and Winton Savings.

       - Management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses.

       - Management's belief that Winton Financial's and Winton Savings' activities will not be materially affected by proposed changes in the regulation of all savings associations and their holding companies.

       - Management's belief that the allowance for loan losses is adequate.

Discussion of Financial Condition Changes from September 30, 1996 to
---------------------------------------------------------------------
December 31, 1996
-----------------

At December 31, 1996, the Corporation had total assets of $292.3 million, an increase of approximately $23,000, or .01%, over the level at September 30, 1996. The growth in assets was funded primarily by deposit growth of $28,000 and net undistributed earnings of $549,000, which were partially offset by a decline in all other liabilities of $539,000.

Investment securities totaled approximately $12.6 million, an increase of approximately $404,000, or 3.3%, over September 30, 1996 levels.

Mortgage-backed securities decreased by approximately $577,000, or 3.0%, since September 30, 1996 primarily attributable to principal repayments of $586,000.

Loans receivable and loans held for sale totaled $250.3 million, a decrease of approximately $220,000, or .1%, from the level at September 30, 1996. Proceeds from loan sales increased by $2.5 million during the current period to $12.4 million, loan originations totaled $33.7 million and principal repayments amounted to $21.8 million.

At December 31, 1996, the allowance for loan losses of Winton Savings totaled $852,000, a decrease of $5,000 from the level maintained at September 30, 1996. At December 31, 1996, the allowance represented approximately .34% of the total loan portfolio and 219.6% of total nonperforming loans. At December 31, 1996, the ratio of total nonperforming loans to total

                          WINTON FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from September 30, 1996 to December
-----------------------------------------------------------------------------
31, 1996 (continued)

loans amounted to .15% as compared to .35% at September 30, 1996. Although management believes that its allowance for loan losses at September 30, 1996 was adequate based on facts and circumstances available to it, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $221.6 million at December 31, 1996, an increase of $28,000, or
 .01%, over September 30, 1996 levels. Winton Financial has generally not engaged in sporadic increases or decreases in interest rates paid, or offered the highest rates paid in its deposit market.

The Company is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At December 31, 1996, the Company's tangible capital of $20.4 million, or 7.0%, exceeded the minimum requirement of $4.4 million by $16.0 million, the Company's core capital of $20.4 million, or 7.0%, exceeded the minimum requirement of $8.7 million by $11.7 million, and the Company's risk-based capital of $21.2 million, or 11.7%, exceeded the 8% requirement by approximately $6.7 million.

Comparison of Operating Results for the Three Month Periods ended December 31,
------------------------------------------------------------------------------
1996 and 1995
-------------

General
-------

Net earnings totaled $757,000 for the three months ended December 31, 1996, as compared to $112,000 for the same period in 1995, an increase of $645,000. The increased earnings resulted primarily from a $244,000 increase in net interest income, a $411,000 decrease in general, administrative and other expense and a $248,000 decrease in the provision for losses on loans, which were partially offset by a $253,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Interest on loans and mortgage-backed securities increased by $792,000, or 16.5%, for the three months ended December 31, 1996, as compared to the same period in 1995. The increase resulted primarily from a $39.7 million increase in the weighted-average portfolio outstanding year-to-year.

Interest income on investments and interest-bearing deposits decreased by $28,000, or 10.5%, for the three months ended December 31, 1996. The decrease is a result of a $1.2 million decline in the average balance outstanding, which was partially offset by an increase in yields due to repricing of adjustable-rate investment securities.

Interest expense on deposits increased by $290,000, or 11.2%, for the three months ended December 31, 1996. The increase was primarily attributable to a $21.6 million increase in weighted-average deposits outstanding year-to-year, coupled with an increase in the weighted-average cost of deposits.

                          WINTON FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods ended December 31,
------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Net Interest Income (continued)
-------------------

Interest expense on borrowings increased $230,000, or 51.9%, during the current quarter, primarily due to an increase of $16.1 million in the weighted-average balances of Federal Home Loan Bank advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $244,000, or 12.1%, to a total of $2.3 million for the three months ended December 31, 1996, as compared to the same period in 1995. The interest rate spread declined by 7 basis points, to 2.88% for the three months ended December 31, 1996, while the net interest margin declined by 10 basis points, to 3.19% for the three months ended December 31, 1996, as compared to 3.29% for the comparable period in 1995.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, and the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's loan portfolio. As a result of such analysis, management concluded that the allowance for losses on loans was adequate, and therefore did not provide a provision for loan losses during the three-month period ended December 31, 1996. The Corporation recognized a $248,000 provision for losses on loans during the three-month period ended December 31, 1995. Such provision was heavily influenced by management's desire to increase Blue Chip's allowance to a level commensurate with Winton Savings. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income decreased by $5,000 for the three months ended December 31, 1996, as compared to the 1995 quarter, primarily due to a decrease of $28,000 in gain on sale of mortgage loans and a $4,000 loss on sale of real estate acquired through foreclosure, which were partially offset by a $27,000, or 300%, increase in gain on sale of mortgage-backed securities.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased by $411,000, or 22.2%, for the quarter ended December 31, 1996, as compared to the same period in 1995. The decline consisted primarily of a $483,000 reduction due to the absence in 1996 of merger related expenses, partially offset by a $9,000, or 7.7%, increase in federal deposit insurance premiums, a $10,000, or 18.5%, increase in franchise tax expense, a $10,000, or 35.7%, increase in advertising expense, and a $39,000, or 19.1%, increase in other operating expenses.

Federal Income Taxes
--------------------

The provision for federal income taxes amounted to $390,000 for the three months ended December 31, 1996, an increase of $253,000, or 184.7%, over the same period in 1995. The increase resulted primarily from a $898,000, or 360.6%, increase in pretax earnings. The effective tax rates were 34.0% and 55.0% for the three month periods ended December 31, 1996 and 1995, respectively.

                          Winton Financial Corporation

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Changes in Securities
         ---------------------

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On January 31, 1997, the Annual Meeting of the Shareholders of Winton Financial Corporation was held. Two directors were nominated for re-election and were re-elected for terms expiring in 1999, pursuant to the following respective votes:

         Robert L. Bollin                   For:  1,557,243                    Withheld:  7,101
         William J. Parchman                For:  1,554,248                    Withheld:  10,096

         The shareholders also ratified the selection of Grant Thornton LLP as the auditors of Winton Financial Corporation for the current fiscal year, pursuant to the following vote:

         For:  1,555,012                    Against:  5,000                    Abstain:  4,332

ITEM 5.  Other Materially Important Events
         ---------------------------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         There were no Form 8-K's filed by Winton Financial during the quarter ended December 31, 1996.

         Exhibit 99       Safe Harbor Under         Incorporated by reference
                          the Private Securities    from the Form 10-KSB
                          Litigation Reform         filed by Winton Financial
                          Act of 1995               with the Securities and
                                                    Exchange Commission on
                                                    December 23, 1996,at
                                                    Exhibit 99.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                By: /s/ Robert L. Bollin
     ------------------                 -----------------------------
                                        Robert L. Bollin
                                        President

Date:                                By: /s/ Jill M. Burke
     ------------------                 -----------------------------
                                        Jill M. Burke
                                        Chief Financial Officer