Form 10QSB
period 1997-03-31
WINTON FINANCIAL CORP
filed 1997-05-15
CIK 857907

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1997
                               ---------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-18993
                   --------
                          WINTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Ohio                                                       31-1303854
-----------------------                                     ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

5511 Cheviot Road
Cincinnati, Ohio                                            45247
----------------------------                             ----------
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

Yes   X                                                       No
     ---                                                         ----

As of May 9, 1997, the latest practicable date, 1,986,152 shares of the registrant's common stock, no par value, were issued and outstanding.










                               Page 1 of 19 pages

                          WINTON FINANCIAL CORPORATION


                                      INDEX

                                                                                         PAGE
                                                                                         ----

PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition                                                                3

                  Consolidated Statements of Earnings                                      5

                  Consolidated Statements of Cash Flows                                    6

                  Notes to Consolidated Financial Statements                               8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                              12


PART II  -        OTHER INFORMATION                                                       17

SIGNATURES                                                                                18

                          WINTON FINANCIAL CORPORATION


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          MARCH 31,       SEPTEMBER 30,
         ASSETS                                                                                1997                1996
Cash and due from banks                                                                  $    1,276          $    1,504
Interest-bearing deposits in other financial institutions                                       840                  -
                                                                                         ----------          ----------
         Cash and cash equivalents                                                            2,116               1,504

Investment securities available for sale - at market                                          1,012               2,581
Investment securities held to maturity- at cost (approximate market value of $11,540 and $9,623 at  March 31, 1997 and
  September 30, 1996)                                                                        11,599               9,593
Mortgage-backed securities available for sale - at market                                     2,445               2,942
Mortgage-backed securities - at cost (approximate
  market value of $15,340 and $15,983 at  March 31, 1997
  and September 30, 1996)                                                                    15,684              16,414
Loans receivable - net                                                                      265,040             247,755
Loans held for sale - at lower of cost or market                                                 -                2,735
Office premises and equipment - net                                                           2,555               2,667
Real estate acquired through foreclosure                                                        523                 561
Federal Home Loan Bank stock - at cost                                                        2,686               2,359
Accrued interest receivable on loans                                                          2,013               1,908
Accrued interest receivable on mortgage-backed securities                                       120                 126
Accrued interest receivable on investments and interest
  bearing deposits                                                                              197                 163
Prepaid expenses and other assets                                                               529                 409
Prepaid federal income taxes                                                                    162                  -
Intangible assets - net                                                                         493                 524
                                                                                         ----------          ----------

         Total assets                                                                    $  307,174          $  292,241
                                                                                         ==========          ==========

                                                                                          MARCH 31,       SEPTEMBER 30,
         LIABILITIES AND SHAREHOLDERS' EQUITY                                                  1997                1996
Deposits                                                                                   $229,687            $221,533
Advances from Federal Home Loan Bank                                                         52,848              46,376
Accounts payable on mortgage loans serviced for others                                          734                 686
Advance payments by borrowers for taxes and insurance                                           334                 312
Other liabilities                                                                               809               2,273
Accrued federal income taxes                                                                     -                  116
Deferred federal income taxes                                                                   800                 114
                                                                                           --------            --------
         Total liabilities                                                                  285,212             271,410





Shareholders' equity
  Preferred stock - 2,000,000 shares without par
    value authorized; no shares issued                                                           -                   -
  Common stock - 5,000,000 shares of no par value
    authorized; 1,986,152 shares outstanding at
    March 31, 1997 and September 30, 1996                                                        -                   -
  Additional paid-in capital                                                                  6,501               6,501
  Retained earnings - substantially restricted                                               15,256              14,142
  Unrealized gains on securities designated as
    available for sale, net of related tax effects                                              205                 188
                                                                                           --------            --------
         Total shareholders' equity                                                          21,962              20,831
                                                                                           --------            --------

         Total liabilities and shareholders' equity                                        $307,174            $292,241
                                                                                           ========            ========

                          WINTON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                             SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                                  MARCH 31,                      MARCH 31,
                                                                             1997         1996              1997         1996
Interest income
  Loans                                                                   $10,798     $  8,980            $5,502       $4,482
  Mortgage-backed securities                                                  562          596               280          309
  Investments and interest-bearing deposits                                   485          528               246          261
                                                                          -------     --------            ------       ------
         Total interest income                                             11,845       10,104             6,028        5,052

Interest expense
  Deposits                                                                  5,785        5,177             2,901        2,581
  Borrowings                                                                1,398          851               725          408
                                                                          -------     --------            ------       ------
         Total interest expense                                             7,183        6,028             3,626        2,989
                                                                          -------     --------            ------       ------

         Net interest income                                                4,662        4,076             2,402        2,063

Provision for losses on loans                                                  -           253                -             5
                                                                          -------     --------            ------       ------

         Net interest income after provision for losses on loans            4,662        3,823             2,402        2,058

Other income
  Gain on sale of mortgage loans                                              272          489                57          248
  Gain on sale of investments and mortgage-backed securities
    designated as available for sale                                           36            9                -            -
  Gain on sale of real estate acquired through foreclosure                     32           -                 36           -
  Other                                                                       181          181                91           90
                                                                          -------     --------            ------       ------
         Total other income                                                   521          679               184          338

General, administrative and other expense
  Employee compensation and benefits                                        1,361        1,315               701          653
  Occupancy and equipment                                                     593          583               302          298
  Federal deposit insurance premiums                                          134          233                 9          116
  Franchise taxes                                                             131          124                67           70
  Amortization of intangible assets                                            31           31                15           15
  Advertising                                                                  78           70                39           41
  Other                                                                       505          442               250          230
  Merger related expenses                                                      -           615                -           132
                                                                          -------     --------            ------       ------
         Total general, administrative and other expense                    2,833        3,413             1,383        1,555
                                                                          -------     --------            ------       ------

         Earnings before income taxes                                       2,350        1,089             1,203          841

Federal income taxes
  Current                                                                     123          426               353          155
  Deferred                                                                    676           (3)               56          131
                                                                          -------     --------            ------       ------
         Total federal income taxes                                           799          423               409          286
                                                                          -------     --------            ------       ------

         NET EARNINGS                                                     $ 1,551     $    666            $  794       $  555
                                                                          =======     ========            ======       ======

         Earnings per share                                               $   .78     $    .34            $  .40       $  .28
                                                                          =======     ========            ======       ======

         Dividends per share                                              $  .220     $   .205            $ .115       $ .105
                                                                          =======     ========            ======       ======


                          WINTON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                               1997                1996
Cash flows from operating activities:
  Net earnings for the period                                                              $  1,551           $     666
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments
      and mortgage-backed securities                                                              5                   3
    Amortization of deferred loan origination fees                                             (118)               (133)
    Depreciation                                                                                191                 177
    Amortization of intangible assets                                                            31                  31
    Gain on sale of investment and mortgage-backed securities
      designated as available for sale                                                          (36)                 (9)
    Gain on sale of mortgage loans                                                             (140)               (257)
    Gain on sale of real estate acquired through foreclosure                                    (32)                 -
    Loans disbursed for sale in secondary market                                            (13,051)            (20,952)
    Proceeds from sale of mortgage loans                                                     15,794              22,288
    Provision for losses on loans                                                                -                  253
    Federal Home Loan Bank stock dividends                                                      (85)                (76)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     (105)               (116)
      Accrued interest receivable on mortgage-backed securities                                   6                  (4)
      Accrued interest receivable on investments                                                (34)                 12
      Prepaid expenses and other assets                                                        (120)               (249)
      Accounts payable on mortgage loans serviced for others                                     48                 648
      Other liabilities                                                                      (1,464)                (11)
      Federal income taxes
        Current                                                                                (278)               (120)
        Deferred                                                                                676                  (3)
                                                                                           --------           ---------
         Net cash provided by operating activities                                            2,839               2,148

Cash flows from investing activities:
  Proceeds from maturity of investment securities                                             3,000               1,922
  Proceeds from sale of investment securities designated as available for sale                  122                  -
  Purchase of investment securities designated as held to maturity                           (3,499)             (1,302)
  Principal repayments on mortgage-backed securities                                          1,225                 672
  Purchase of mortgage-backed securities designated as available for sale                        -               (3,077)
  Purchase of mortgage-backed securities designated as held to maturity                          -                 (293)
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                                           -                1,406
  Loan principal repayments                                                                  32,758              23,046
  Loan disbursements                                                                        (53,448)            (35,083)
  Sale of loan participations                                                                 3,635                  -
  Proceeds from sale of real estate acquired through foreclosure                                 94                  -
  Additions to real estate acquired through foreclosure                                         (13)               (176)
  Purchase and renovation of office premises and equipment                                      (70)               (100)
  Purchase of Federal Home Loan Bank stock                                                     (242)                 -
                                                                                           --------           ---------
         Net cash used in investing activities                                              (16,438)            (12,985)
                                                                                           --------           ---------

         Net cash used in operating and investing activities
           (balance carried forward)                                                        (13,599)            (10,837)
                                                                                           --------           ---------

                          WINTON FINANCIAL CORPORATION

                       For the six months ended March 31,

                                 (In thousands)

                                                                                               1997                1996
         Net cash used in operating and investing activities
           (balance brought forward)                                                       $(13,599)           $(10,837)

Cash flows from financing activities:
  Net increase in deposit accounts                                                            8,154              10,716
  Proceeds from Federal Home Loan Bank advances                                              14,000              16,250
  Repayment of Federal Home Loan Bank advances                                               (7,528)            (15,676)
  Advances by borrowers for taxes and insurance                                                  22                 (39)
  Proceeds from exercise of stock options                                                        -                    8
  Dividends paid on common stock                                                               (437)               (396)
                                                                                           --------            --------
         Net cash provided by financing activities                                           14,211              10,863
                                                                                           --------            --------

Net increase in cash and cash equivalents                                                       612                  26

Cash and cash equivalents at beginning of period                                              1,504               3,518
                                                                                           --------            --------

Cash and cash equivalents at end of period                                                 $  2,116            $  3,544
                                                                                           ========            ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                   $    400            $    428
                                                                                           ========            ========

    Interest on deposits and borrowings                                                    $  7,110            $  6,037
                                                                                           ========            ========

Supplemental disclosure of noncash investing activities:
  Transfer from loans to real estate acquired through foreclosure                          $    200            $     -
                                                                                           ========            ========

  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                             $     17            $     23
                                                                                           ========            ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 122                                                                           $    132            $    232
                                                                                           ========            ========

                          WINTON FINANCIAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the three and six month periods ended March 31, 1997 and 1996


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation (the "Corporation" or "Winton") included in Winton's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. However, all adjustments (consisting of only normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accompanying consolidated financial statements include the accounts of Winton and The Winton Savings and Loan Co. ("Winton Savings"). All significant intercompany items have been eliminated.

3.       EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
         -------------------------------------------

         In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995 (fiscal 1997 as to the Corporation). Earlier application is encouraged. Management adopted SFAS No. 121 on October 1, 1996, as required, without material effect on the Corporation's consolidated financial position or results of operations.

                          WINTON FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        For the three and six month periods ended March 31, 1997 and 1996


3.       EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)
         -------------------------------------------

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore the provisions of SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

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

                          WINTON FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        For the three and six month periods ended March 31, 1997 and 1996


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

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the three months ended March 31, 1997, would have been $.40 and $.39, respectively. Basic and dilutive earnings per share for the six months ended March 31, 1997, would have been $.78 and $.77, respectively.

4.       CHARTER UNIFICATION LEGISLATION
         -------------------------------

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

         Pursuant to such legislation, Congress may eliminate the Office of Thrift Supervision ("OTS"), and Winton Savings may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Winton Savings may engage and would probably subject Winton Savings to more regulation by the FDIC. In addition, Winton might become

                          WINTON FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        For the three and six month periods ended March 31, 1997 and 1996


4.       CHARTER UNIFICATION LEGISLATION (continued)
         -------------------------------

         subject to a different form of holding company regulation, which may limit the activities in which Winton may engage, and subject Winton to other additional regulatory requirements, including separate capital requirements. At this time, Winton cannot predict when or whether Congress may actually pass legislation regarding Winton's and Winton Savings' regulatory requirements or charter. Although such legislation may change the activities in which either Winton and Winton Savings may engage, it is not anticipated that the current activities of both Winton and Winton Savings will be materially affected by those activity limits.

5.       EARNINGS PER SHARE
         ------------------

         Earnings per share for the three and six month periods ended March 31, 1997 and 1996 is computed based on 1,986,152 weighted-average shares outstanding during the respective periods. Fully diluted earnings per share has not been presented as there is no dilutive effect attendant to Winton's Stock Option Plan during the respective periods.

                          WINTON FINANCIAL CORPORATION


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

In the following pages, management presents an analysis of Winton's financial condition as of March 31, 1997, and the results of operations for the three and six month periods ended March 31, 1997, as compared to the same periods in 1996. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton's operations and Winton's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton's general market area.

Without limiting the foregoing, some of the forward-looking statements included herein include the following:

         - Management's belief that adoption of SFAS No. 125 will not have a material adverse effect on the Corporation.

         - Legislative changes that may change the regulatory requirements of Winton and Winton Savings.

         - Management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses.

         - Management's belief that Winton's and Winton Savings' activities will not be materially affected by proposed changes in the regulation of all savings associations and their holding companies.


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO MARCH 31,
------------------------------------------------------------------------------
1997
----

At March 31, 1997, the Corporation had total assets of $307.2 million, an increase of approximately $14.9 million, or 5.1%, over September 30, 1996. The growth in assets was funded primarily by an increase in deposits of $8.2 million and an increase in advances from the Federal Home Loan Bank of $6.5 million.

Cash and due from banks, interest-bearing deposits and investment securities totaled approximately $14.7 million, an increase of approximately $1.0 million, or 7.7%, over September 30, 1996 levels. During the six months ended March 31, 1997, investment securities totaling $3.5 million were purchased, which were partially offset by maturities of $3.0 million and sales of $122,000.

Loans receivable, loans held for sale, and mortgage-backed securities increased by approximately $13.3 million, or 4.9%, during the period to a total of $283.2 million. This increase resulted primarily from loan originations totaling $66.5 million, which exceeded loan sales of $15.7 million and principal repayments of approximately $32.8 million. The Corporation's loan

                          WINTON FINANCIAL CORPORATION


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO MARCH 31,
------------------------------------------------------------------------------
1997
----
(continued)

origination volume increased during the current six month period by approximately $10.5 million over the same period in fiscal 1996. Sales volume decreased during the current period by $6.4 million. Mortgage-backed securities decreased by approximately $1.2 million, or 6.3%, from September 30, 1996, due to normal principal repayments.

At March 31, 1997, the allowance for loan losses of Winton Savings totaled $872,000, an increase of $15,000 over the level maintained at September 30, 1996. At March 31, 1997, the allowance represented approximately .33% of the total loan portfolio and 285.0% of total nonperforming loans. At March 31, 1997, the ratio of total nonperforming loans to total loans amounted to .12% as compared to .35% at September 30, 1996. Although management believes that its allowance for loan losses at March 31, 1997, was adequate based on the available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could negatively affect Winton's results of operations.

Deposits increased by $8.2 million, or 3.7%, over September 30, 1996 levels, as management has elected to increase deposits to fund the growth in the loan portfolio through advertising and pricing strategies.

Federal Home Loan Bank advances increased by $6.5 million, or 14.0%, over September 30, 1996 levels, to fund the growth in the loan portfolio.

Winton Savings is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At March 31, 1997, Winton Savings' tangible capital of $21.0 million, or 6.9%, exceeded the minimum requirement of $4.6 million by $16.4 million; Winton Savings' core capital of $21.0 million, or 6.9%, exceeded the minimum requirement of $9.2 million by $11.8 million; and Winton Savings' risk-based capital of $21.8 million, or 11.2%, exceeded the fully phased-in amount of 8% of risk-weighted assets by approximately $6.2 million.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1997
------------------------------------------------------------------------------
AND 1996
--------

GENERAL
-------

Net earnings totaled $1.6 million for the six months ended March 31, 1997, as compared to $666,000 for the same period in 1996, an increase of $885,000, or 132.9%. The increase in earnings resulted primarily from a $586,000 increase in net interest income, a $253,000 decrease in the provision for losses on loans and a $580,000 decrease in general, administrative and other expense, which were partially offset by a $158,000 decrease in other income and a $376,000 increase in the provision for federal income taxes.

                          WINTON FINANCIAL CORPORATION


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1997
------------------------------------------------------------------------------
AND 1996
--------
(continued)

NET INTEREST INCOME AND PROVISION FOR LOAN LOSSES
-------------------------------------------------

Interest income on loans and mortgage-backed securities increased by $1.8 million, or 18.6%, for the six months ended March 31, 1997, as compared to the same period in 1996. The increase resulted primarily from a $43.8 million increase in the weighted-average portfolio balance outstanding year to year, which was partially offset by a decline in weighted-average yield year to year, from 8.32% in fiscal 1996, to 8.29% in fiscal 1997. Interest income on investments and interest-bearing deposits decreased by $43,000, or 8.1%, for the six months ended March 31, 1997. The decrease resulted primarily from a $1.5 million decrease in the weighted-average portfolio balance outstanding year to year, which was partially offset by an increase in the yield to 6.47%, generally reflecting the increase in interest rates in the economy.

Interest expense on deposits increased by $608,000, or 11.7%, for the six months ended March 31, 1997, compared to 1996. The increase was primarily due to a $22.1 million increase in weighted-average deposits outstanding year to year. Interest expense on borrowings increased by $547,000, or 64.3%, for the six months ended March 31, 1997. The increase was primarily due to a $19.1 million increase in weighted-average Federal Home Loan Bank advances outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $586,000, or 14.4%, for the six months ended March 31, 1997, compared to 1996. This interest rate spread amounted to 2.93% in the 1997 period, compared to 2.99% in 1996, while the net interest margin was 3.23% in 1997, compared to 3.30%, in 1996.

PROVISION FOR LOSSES ON LOANS
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Corporation, and the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Corporation's loan portfolio. As a result of such analysis, management concluded that the allowance for losses on loans was adequate, and therefore did not provide a provision for losses on loans during the six-month period ended March 31, 1997. The Corporation recognized a $253,000 provision for losses on loans during the six-month period ended March 31, 1996. Such provision was heavily influenced by management's desire to increase the allowance of Blue Chip Savings Bank ("Blue Chip"), which had been acquired by the Corporation, to a level commensurate with Winton Savings. There can be no assurance that the allowance for loan losses of the Corporation will be adequate to cover losses on nonperforming assets in the future.

                          WINTON FINANCIAL CORPORATION


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1997
------------------------------------------------------------------------------
AND 1996
--------
(continued)

OTHER INCOME
------------

Other income decreased by $158,000 for the six months ended March 31, 1997, compared to the 1996 period, primarily due to a decrease of $217,000, or 44.4%, in gain on sale of mortgage loans, which was partially offset by an increase in gain on sale of investments and mortgage-backed securities of $27,000, or 300.0%, and a gain on sale of real estate acquired through foreclosure of $32,000.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE
-----------------------------------------

General, administrative and other expense decreased by $580,000, or 17.0%, for the six months ended March 31, 1997, compared to 1996. The decrease resulted primarily from a nonrecurring $615,000 charge for merger-related expenses incurred in the 1996 period in connection with the Blue Chip merger, coupled with a decrease of $99,000, or 42.5%, for federal deposit insurance premiums as a result of lower premium rates following the SAIF recapitalization. These decreases were partially offset by a $46,000, or 3.5%, increase in employee compensation and benefits, a $10,000, or 1.7%, increase in occupancy and equipment, a $7,000, or 5.6%, increase in franchise taxes, an $8,000, or 11.4%, increase in advertising and a $63,000, or 14.3%, increase in other expenses. These increases resulted primarily from increased costs associated with Winton's overall growth year to year.

FEDERAL INCOME TAXES
--------------------

The provision for federal income taxes increased by $376,000, or 88.9%, for the six months ended March 31, 1997, compared to the same period in 1996, due primarily to a $1.3 million, or 115.8%, increase in pretax earnings. The effective tax rates were 34.0% and 38.8% for the six months ended March 31, 1997 and 1996, respectively.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
AND 1996
--------

GENERAL
-------

Net earnings totaled $794,000 for the three months ended March 31, 1997, compared to $555,000 for the same period in 1996, an increase of $239,000, or 43.1%. The increase in earnings resulted primarily from a $344,000 increase in net interest income after provision for losses on loans and a $172,000 decrease in general, administrative and other expense, which were partially offset by a $154,000 decrease in other income and a $123,000 increase in the provision for federal income taxes.

NET INTEREST INCOME AND PROVISION FOR LOAN LOSSES
-------------------------------------------------

Interest income on loans and mortgage-backed securities increased by $991,000, or 20.7 %, for the three months ended March 31, 1997, compared to the 1996 quarter. The increase resulted primarily from an increase in portfolio balances outstanding year to year.

                          WINTON FINANCIAL CORPORATION


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
AND 1996
--------
(continued)

Interest income on investments and interest-bearing deposits decreased by $15,000, or 5.7%, for the three months ended March 31, 1997. The decrease resulted primarily from a decrease in portfolio balances outstanding.

Interest expense on deposits increased by $320,000, or 12.4%, for the three months ended March 31, 1997. The increase was primarily attributable to an increase in the weighted-average cost of deposits and an increase in the average balance of deposits outstanding.

Interest expense on borrowings increased by $317,000, or 77.7%, during the three months ended March 31, 1997. The increase was primarily attributable to an increase in the weighted-average cost of advances and an increase in the average balance of borrowings outstanding.

As a result of the foregoing changes in interest income and interest expense, the Corporation's net interest income increased by $339,000, or 16.4%, for the three months ended March 31, 1997, compared to the three months ended March 31, 1996.

The provision for losses on loans decreased by $5,000 for the three months ended March 31, 1997.

OTHER INCOME
------------

Other income decreased by $154,000, or 45.6%, for the 1997 quarter primarily due to a decrease of $191,000 in gain on sale of mortgage loans, offset by a $36,000 gain on sale of real estate acquired through foreclosure.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE
-----------------------------------------

General, administrative and other expense decreased by $172,000, or 11.1%, for the quarter ended March 31, 1997. The decrease was comprised primarily of a $132,000 decrease in merger related expenses, and a $107,000, or 92.2%, decrease in federal deposit insurance premiums, which were partially offset by an increase of $48,000, or 7.4%, in employee compensation and benefits and a $20,000, or 8.7%, increase in other operating expense. These increases resulted primarily from an increase in operating costs due to Winton's overall growth year to year.

FEDERAL INCOME TAXES
--------------------

The provision for federal income taxes totaled $409,000 for the three months ended March 31, 1997, an increase of $123,000, or 43.0%, over the comparable quarter in 1996. The increase resulted primarily from a $362,000, or 43.0%, increase in pretax earnings. The Corporation's effective tax rates amounted to 34.0% for each of the three month periods ended March 31, 1997 and 1996.

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

         Not applicable

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS
         ---------------------------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Exhibit 99 - Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: _______________________                       By:________________________
                                                       Robert L. Bollin
                                                       President





Date: ______________________                        By:________________________
                                                       Jill M. Burke
                                                       Chief Financial Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: _______________________                       By: /S/ROBERT L. BOLLIN
                                                        -----------------------
                                                        Robert L. Bollin
                                                        President





Date: ______________________                        By: /S/JILL M. BURKE
                                                        -----------------------
                                                        Jill M. Burke
                                                        Chief Financial Officer