Form 10QSB
period 1997-06-30
WINTON FINANCIAL CORP
filed 1997-08-04
CIK 857907

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997
                               -------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-18993
                    -------

                          WINTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                      31-1303854
-------------------------------------      -------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

       5511 Cheviot Road
       Cincinnati, Ohio                                   45247
-------------------------------------      -------------------------------------
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

Yes [X]                                              No [ ]

As of July 31, 1997, the latest practicable date, 1,986,152 shares of the registrant's common stock, no par value, were issued and outstanding.

                               Page 1 of 18 pages

                   WINTON FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                      3

          Consolidated Statements of Earnings                                 4

          Consolidated Statements of Cash Flows                               5

          Notes to Consolidated Financial Statements                          7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      11

PART II - OTHER INFORMATION                                                  17

SIGNATURES                                                                   18

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                          June 30,    September 30,
               ASSETS                                       1997          1996
Cash and due from banks                                   $  1,502      $  1,504
Interest-bearing deposits in other
     financial institutions                                  1,061           -
                                                          --------      --------
               Cash and cash equivalents                     2,563         1,504

Investment securities available
    for sale - at market                                     2,773         2,581
Investment securities - at cost
    (approximate market value of $13,129
    and $9,623 at June 30, 1997 and
    September 30, 1996)                                     13,086         9,593
Mortgage-backed securities available
    for sale - at market                                       845         2,942
Mortgage-backed securities - at cost
    (approximate market value of $14,709
    and $15,983 at June 30, 1997 and
    September 30, 1996)                                     14,976        16,414
Loans receivable - net                                     273,666       247,755
Loans held for sale -
     at lower of cost or market                                -           2,735
Office premises and equipment - net                          2,549         2,667
Real estate acquired through foreclosure                       518           561
Federal Home Loan Bank stock - at cost                       2,944         2,359
Accrued interest receivable on loans                         2,129         1,908
Accrued interest receivable on
     mortgage-backed securities                                112           126
Accrued interest receivable on investments                     223           163
Prepaid expenses and other assets                              530           409
Intangible assets - net                                        478           524
                                                          --------      --------
               Total assets                               $317,392      $292,241
                                                          ========      ========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                  $234,140      $221,533
Advances from the Federal Home Loan Bank                    57,897        46,376
Accounts payable on mortgage loans serviced
     for others                                                765           686
Advance payments by borrowers for taxes
     and insurance                                             138           312
Other liabilities                                              930         2,273
Accrued federal income taxes                                    20           116
Deferred federal income taxes                                  945           114
                                                          --------      --------
               Total liabilities                           294,835       271,410

Shareholders' equity
     Preferred stock - 2,000,000 shares without
          par value authorized; no shares issued
          and outstanding                                      -             -
     Common stock - 5,000,000 shares of no par
          value authorized; 1,986,152 shares
          outstanding at June 30, 1997 and
          September 30, 1996                                   -             -
     Additional paid-in capital                              6,501         6,501
     Retained earnings - substantially restricted           15,824        14,142
     Unrealized gains on securities designated
          as available for sale, net of related
          tax effects                                          232           188
                                                          --------      --------
               Total shareholders' equity                   22,557        20,831
                                                          --------      --------
               Total liabilities and
                    shareholders' equity                  $317,392      $292,241
                                                          ========      ========

                          WINTON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                  Nine Months Ended    Three Months Ended
                                                       June 30,            June 30,
                                                   1997       1996       1997      1996
Interest income
     Loans                                        $16,507    $13,780    $5,709    $4,800
     Mortgage-backed securities                       824        892       262       296
     Investments and interest-bearing deposits        768        774       283       246
                                                  -------    -------    ------    ------
          Total interest income                    18,099     15,446     6,254     5,342

Interest expense
  Deposits                                          8,836      7,861     3,051     2,684
  Borrowings                                        2,194      1,359       796       508
                                                  -------    -------    ------    ------
          Total interest expense                   11,030      9,220     3,847     3,192
                                                  -------    -------    ------    ------

          Net interest income                       7,069      6,226     2,407     2,150

Provision for losses on loans                         -          253       -         -
                                                  -------    -------    ------    ------

          Net interest income after
               provision for losses
               on loans                             7,069      5,973     2,407     2,150

Other income
     Gain on sale of mortgage loans                   469        499       197        10
     Gain on sale of investment and
          mortgage-backed securities
          designated as available for sale             36          9       -         -
     Gain on sale of real estate acquired
          through foreclosure                          32        -         -         -
     Other                                            285        289       104       108
                                                  -------    -------    ------    ------
          Total other income                          822        797       301       118

General, administrative and other expense
     Employee compensation and benefits             2,129      1,955       768       640
     Occupancy and equipment                          905        874       312       292
     Franchise taxes                                  197        190        66        66
     Federal deposit insurance premiums               170        351        36       118
     Amortization of intangible assets                 46         46        15        15
     Advertising                                      114        103        36        33
     Other                                            764        651       259       208
     Merger related expenses                          -          615       -         -
                                                  -------    -------    ------    ------
          Total general, administrative
               and other expense                    4,325      4,785     1,492     1,372
                                                  -------    -------    ------    ------

          Earnings before income taxes              3,566      1,985     1,216       896

Federal income taxes
     Current                                          412        650       289       223
     Deferred                                         807         77       131        81
                                                  -------    -------    ------    ------
          Total federal income taxes                1,219        727       420       304
                                                  -------    -------    ------    ------

          NET EARNINGS                            $ 2,347    $ 1,258    $  796    $  592
                                                  =======    =======    ======    ======

          Earnings per share                      $  1.18    $   .63    $  .40    $  .30
                                                  =======    =======    ======    ======

          Dividends per share                     $  .335    $   .31    $ .115    $ .105
                                                  =======    =======    ======    ======

                          WINTON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)

                                                                 1997        1996
Cash flows from operating activities:
     Net earnings for the period                               $  2,347    $  1,258
     Adjustments to reconcile net earnings
          to net cash provided by (used in)
          operating activities:
     Amortization of premiums on investments
          and mortgage-backed securities                              9           9
     Amortization of deferred loan origination fees                (182)       (195)
     Depreciation                                                   290         275
     Amortization of intangible assets                               46          46
     Gain on sale of mortgage loans                                (259)       (271)
     Gain on sale of investment and mortgage-backed
          securities designated as available for sale               (36)         (9)
     Provision for losses on loans                                  -           253
     Loans disbursed for sale in the secondary market           (21,603)    (22,860)
     Proceeds from sale of loans in the secondary market         24,597      24,012
     Gain on sale of real estate acquired through
          foreclosure                                               (32)        -
     Federal Home Loan Bank stock dividends                        (134)       (114)
     Increase (decrease) in cash due to changes in:
               Accrued interest receivable on loans                (221)       (277)
               Accrued interest receivable on
                    mortgage-backed securities                       14           5
               Accrued interest receivable on investments           (60)        (18)
               Prepaid expenses and other assets                   (121)       (199)
               Accounts payable on mortgage loans
                    serviced for others                              79          43
               Other liabilities                                 (1,343)        112
               Federal income taxes
                         Current                                    (96)         27
                         Deferred                                   807          77
                                                               --------    --------
                              Net cash provided by
                                   operating activities           4,102       2,174

Cash flows from investing activities:
     Principal repayments on mortgage-backed
          securities                                              2,218       1,605
     Proceeds from maturity of mortgage-backed
          securities                                              1,335         -
     Purchase of mortgage-backed securities
          available for sale                                        -        (3,077)
     Purchase of mortgage-backed securities
          held to maturity                                          -          (293)
     Proceeds from sale of mortgage-backed
          securities designated as available for sale               -         1,406
     Proceeds from maturity of investment securities              3,000       1,922
     Proceeds from sale of investment securities
          designated as available for sale                          122         -
     Purchase of investment securities designated
          held to maturity                                       (4,988)     (1,302)
     Purchase of investment securities designated
          as available for sale                                  (1,742)        -
     Loan principal repayments                                   47,881      37,556
     Loan disbursements                                         (80,765)    (71,882)
     Sale of loan participations                                  7,135         -
     Proceeds from the sale of real estate
          acquired through foreclosure                               94         -
     Purchase of office premises and equipment                     (158)       (198)
     Additions to real estate acquired
          through foreclosure                                       (13)       (186)
     Purchase of Federal Home Loan Bank stock                      (451)        -
                                                               --------    --------
                              Net cash used in
                                   investing activities         (26,332)    (34,449)
                                                               --------    --------

                              Net cash used in operating
                                   and investing activities
                                   (balance carried forward)    (22,230)    (32,275)
                                                               --------    --------

                          WINTON FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)

                                                             1997        1996
          Net cash used in operating and investing
               activities (balance brought forward)        $(22,230)   $(32,275)

Cash flows from financing activities:
     Net increase in deposit accounts                        12,607      17,346
     Proceeds from Federal Home Loan Bank advances           26,064      32,250
     Repayment of Federal Home Loan Bank advances           (14,543)    (17,690)
     Advances by borrowers for taxes and insurance             (174)       (213)
     Proceeds from exercise of stock options                    -             8
     Dividends paid on common stock                            (665)       (606)
                                                           --------    --------
          Net cash provided by financing activities          23,289      31,095
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents          1,059      (1,180)

Cash and cash equivalents at beginning of period              1,504       3,518
                                                           --------    --------

Cash and cash equivalents at end of period                 $  2,563    $  2,338
                                                           ========    ========


Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Federal income taxes                             $    507    $    546
                                                           ========    ========

          Interest on deposits and borrowings              $ 10,960    $  9,220
                                                           ========    ========

Supplemental disclosure of noncash investing activities:
     Transfers from loans to real estate acquired
          through foreclosure                              $    200    $    176
                                                           ========    ========

     Unrealized gains on securities designated
          as available for sale, net of related
          tax effects                                      $     44    $     26
                                                           ========    ========

     Recognition of mortgage servicing rights in
          accordance with SFAS No. 122                     $    210    $    228
                                                           ========    ========

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the three and nine month periods ended June 30, 1997 and 1996

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation (the "Corporation" or "Winton") included in Winton's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996. However, all adjustments (consisting of only normal recurring accruals) which in the opinion of management are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                          WINTON FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1997 and 1996

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

                          WINTON FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1997 and 1996

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

   In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the three months ended June 30, 1997, would have been $1.18 and $1.17, respectively. Basic and dilutive earnings per share for the nine months ended June 30, 1997, would each have been $.40.

4. CHARTER UNIFICATION LEGISLATION

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

   Pursuant to such legislation, Congress may eliminate the Office of Thrift Supervision ("OTS"), and Winton Savings may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Winton Savings may engage and would probably subject Winton Savings to more regulation by the FDIC. In addition, Winton might become

                          WINTON FINANCIAL CORPORATION

        For the three and nine month periods ended June 30, 1997 and 1996

4. CHARTER UNIFICATION LEGISLATION (continued)

   subject to a different form of holding company regulation, which may limit the activities in which Winton may engage, and subject Winton to other additional regulatory requirements, including separate capital requirements. At this time, Winton cannot predict when or whether Congress may actually pass legislation regarding Winton and Winton Savings' regulatory requirements or charter. Although such legislation may change the activities in which either Winton and Winton Savings may engage, it is not anticipated that the current activities of both Winton and Winton Savings will be materially affected by those activity limits.

5. EARNINGS PER SHARE

   Earnings per share for the three and nine month periods ended June 30, 1997 and 1996 is computed based on 1,986,152 weighted-average shares outstanding during the respective periods. Fully diluted earnings per share has not been presented as there is no dilutive effect attendant to Winton's Stock Option Plan during the respective periods.

                          WINTON FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In the following pages, management presents an analysis of Winton's financial condition as of June 30, 1997, and the results of operations for the three and nine month periods ended June 30, 1997, as compared to the same periods in 1996. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton's operations and Winton's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton's general market area.

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

     - Management's belief that Winton and Winton Savings' activities will not be materially affected by proposed changes in the regulation of all savings associations and their holding companies.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO JUNE 30,
1997

At June 30, 1997, the Corporation had total assets of $317.4 million, an increase of approximately $25.2 million, or 8.6%, over September 30, 1996. The growth in assets was funded primarily by an increase in deposits of $12.6 million, an increase in advances from the Federal Home Loan Bank of $11.5 million and undistributed net earnings of $1.7 million.

Cash and due from banks, interest-bearing deposits, and investment securities totaled approximately $18.4 million, an increase of approximately $4.7 million, or 34.7%, over September 30, 1996 levels. During the nine months ended June 30, 1997, investment securities totaling $6.7 million were purchased, which were partially offset by maturities of $3.0 million and sales of $122,000.

                          WINTON FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1996 TO JUNE 30, 1997 (continued)

Loans receivable, loans held for sale, and mortgage-backed securities increased by approximately $19.6 million, or 7.3%, during the period to a total of $289.5 million. This increase resulted primarily from loan originations totaling $102.4 million, which exceeded loan sales of $24.3 million and principal repayments of approximately $47.9 million. The Corporation's loan origination volume increased during the current nine month period by approximately $7.6 million over the same period in fiscal 1996. Similarly, sales volume increased during the same period by $597,000. Mortgage-backed securities decreased by approximately $3.5 million, or 18.3%, from September 30, 1996 as a result of normal principal repayments of $2.2 million and maturities of $1.3 million.

At June 30, 1997, Winton Saving's allowance for loan losses totaled $872,000, an increase of $15,000 over the level maintained at September 30, 1996. At June 30, 1997, the allowance represented approximately .32% of the total loan portfolio and 146.0% of total non-performing loans. At June 30, 1997, the ratio of total non-performing loans to total loans amounted to .22%, as compared to .35% at September 30, 1996. Although management believes that its allowance for loan losses at June 30, 1997, was adequate based on available facts and circumstances, there can be no assurances that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits increased by $12.6 million, or 5.7%, over September 30, 1996 levels, as management has elected to increase deposits to fund the growth in the loan portfolio through advertising, pricing strategies and brokered deposits. During fiscal 1997, Winton Savings accumulated approximately $6.0 million of brokered deposits, which had a weighted-average cost of 6.65% and terms to maturity ranging from two to three years. Such funds were acquired as an alternative source of funds to Federal Home Loan Bank advances, and were utilized to fund growth in the loan portfolio.

Winton Savings is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At June 30, 1997, Winton Savings' tangible capital of $21.6 million, or 6.8%, exceeded the minimum requirement of $4.7 million by $16.9 million; Winton Savings' core capital of $21.6 million, or 6.8%, exceeded the minimum requirement of $9.5 million by $12.1 million; and Winton Savings' risk-based capital of $22.4 million, or 11.0%, exceeded the fully phased-in amount of 8.0% of risk-weighted assets by approximately $6.1 million.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

GENERAL

Net earnings totaled $2.3 million for the nine months ended June 30, 1997, as compared to $1.3 million for the same period in 1996, an increase of $1.1 million, or 86.6%. The increase in earnings resulted primarily from an $843,000 increase in net interest income, a $253,000 decrease in the provision for losses on loans, a $460,000 decrease in general, administrative and other expense and an increase of $25,000 in other income, which were partially offset by a $492,000 increase in the provision for federal income taxes.

                          WINTON FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996 (continued)

NET INTEREST INCOME

Interest on loans and mortgage-backed securities increased by $2.7 million, or 18.1%, for the nine months ended June 30, 1997, as compared to the same period in 1996. The increase resulted primarily from a $41.0 million increase in weighted-average portfolio balance outstanding year to year, coupled with an increase in weighted-average yield year to year from 8.28% in fiscal 1996 to 8.33% in fiscal 1997.

Interest income on investments and interest-bearing deposits decreased by $6,000, or .8%, for the nine months ended June 30, 1997. The decrease resulted primarily from a $77,000 decrease in the weighted-average portfolio balance outstanding year to year.

Interest expense on deposits increased by $975,000, or 12.4 %, for the nine months ended June 30, 1997 compared to 1996. The increase was primarily due to a $21.4 million increase in weighted-average deposits outstanding year to year, coupled with an increase in weighted-average cost of deposits year to year, from 5.10% in 1996 to 5.20% in 1997.

Interest expense on borrowings increased by $835,000, or 61.4%, for the nine months ended June 30, 1997. The increase was primarily due to a $18.0 million increase in weighted-average Federal Home Loan Bank advances outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $843,000, or 13.5%, for the nine months ended June 30, 1997, compared to 1996. The interest rate spread amounted to 2.91% in the 1997 period, compared to 2.97% in 1996, while the net interest margin was 3.21% in 1997, compared to 3.29% in 1996.

PROVISION FOR LOSSES ON LOANS

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Winton Savings, and the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Winton Savings' loan portfolio. As a result of such analysis, management concluded that the allowance for losses on loans was adequate, and therefore did not provide a provision for losses on loans during the nine-month period ended June 30, 1997. Winton Savings recognized a $253,000 provision for losses on loans during the nine-month period ended June 30, 1996. Such provision was heavily influenced by management's desire to increase the allowance of Blue Chip Savings Bank ("Blue Chip"), which had been acquired by Winton Savings, to a level commensurate with Winton Savings. There can be no assurance that the allowance for loan losses of the Winton Savings will be adequate to cover losses on nonperforming assets in the future.

                          WINTON FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996 (continued)

OTHER INCOME

Other income increased by $25,000 for the nine months ended June 30, 1997, compared to the 1996 period, primarily due to an increase of $27,000, or 300.0%, in gain on sale of investments and mortgage-backed securities, coupled with the gain on sale of real estate acquired through foreclosure of $32,000, which were partially offset by a decline in gain on sale of loans of $30,000, or 6.0%. The decrease in other operating income was comprised primarily of decreases in rental income and service fees.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense decreased by $460,000, or 9.6%, for the nine months ended June 30, 1997, compared to 1996. The decrease resulted primarily from a nonrecurring $615,000 charge for merger related expenses incurred in the 1996 period in connection with the Blue Chip merger, coupled with a decrease of $181,000, or 51.6%, for federal deposit insurance premiums as a result of lower premium rates following the SAIF recapitalization. These decreases were partially offset by a $174,000, or 8.9%, increase in employee compensation and benefits, a $31,000, or 3.5%, increase in occupancy and equipment, a $7,000, or 3.7%, increase in franchise taxes, an $11,000, or 10.7%, increase in advertising and a $113,000, or 17.4%, increase in other expenses.

The increase in employee compensation and benefits resulted primarily from an increase in staffing levels, normal merit increases, expense related to a new employee incentive compensation program and a decline in deferred loan origination costs, all of which were partially offset by a decrease in employee health insurance costs resulting from a change in provider.

The increase in occupancy and equipment relates to an increase in repairs and maintenance on office buildings and equipment. The increase in other operating expense resulted primarily from an increase in supervisory assessments, costs related to Winton's change to the American Stock Exchange listing and increased loan processing and servicing costs.

FEDERAL INCOME TAXES

The provision for federal income taxes increased by $492,000, or 67.7%, for the nine months ended June 30, 1997, as compared to the same period in 1996, due primarily to a $1.6 million, or 79.6%, increase in pretax earnings. The effective tax rates were 34.2% and 36.6% for the nine months ended June 30, 1997 and 1996, respectively.

                          WINTON FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

GENERAL

Net earnings totaled $796,000 for the three months ended June 30, 1997, compared to $592,000 for the same period in 1996, an increase of $204,000, or 34.5%. The increase in earnings resulted primarily from a $257,000 increase in net interest income and a $183,000 increase in other income, which were partially offset by a $120,000 increase in general, administrative and other expense and a $116,000 increase in the provision for federal income taxes.

NET INTEREST INCOME

Interest income on loans and mortgage-backed securities increased by $875,000, or 17.2%, for the three months ended June 30, 1997 compared to the 1996 quarter. The increase resulted primarily from a $33.8 million increase in weighted-average portfolio balances outstanding year to year.

Interest income on investments and interest-bearing deposits increased by $37,000, or 15.0%, for the three months ended June 30, 1997. The increase resulted primarily from a $3.4 million increase in weighted-average portfolio balances outstanding.

Interest expense on deposits increased by $367,000, or 13.7%, for the three months ended June 30, 1997. The increase was primarily attributable to an increase in the weighted-average cost of deposits, and a $19.1 million increase in the average balance of deposits outstanding.

Interest expense on borrowings increased by $288,000, or 56.7%, during the three months ended June 30, 1997. The increase was primarily attributable to an increase in the average balance of borrowings outstanding.

As a result of the foregoing changes in interest income and interest expense, the Corporation's net interest income increased by $257,000, or 12.0%, for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. The interest rate spread amounted to 2.86% in the 1997 quarter, as compared to 2.92% in 1996, while the net interest margin was 3.16% in 1997, as compared to 3.21% in 1996.

OTHER INCOME

Other income increased by $183,000, or 155.1%, for the 1997 quarter primarily due to an increase of $187,000 in gain on sale of mortgage loans, which was partially offset by a decrease in other operating income of $4,000, or 3.7%.

                          WINTON FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996 (continued)

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense increased by $120,000, or 8.7%, for the quarter ended June 30, 1997. The increase was comprised of a $128,000, or 20.0%, increase in employee compensation and benefits, a $20,000, or 6.8%, increase in occupancy and equipment, a $3,000, or 9.1%, increase in advertising and a $51,000, or 24.5%, increase in other expenses, which were partially offset by an $82,000, or 69.5% decrease in federal deposit insurance premiums.

FEDERAL INCOME TAXES

The provision for federal income taxes increased by $116,000, or 38.2%, for the three months ended June 30, 1997, compared to the same period in 1996, due primarily to a $320,000, or 35.7%, increase in pretax earnings. The effective tax rates were 34.5% and 33.9% for the three months ended June 30, 1997 and 1996, respectively.

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

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

        On July 23, 1997, the common shares of Winton commenced trading on the American Stock Exchange, Inc., and ceased trading on the Nasdaq SmallCap Market. In connection therewith, Winton filed a Form 8-A on July 17, 1997, with the Securities and Exchange Commission to register its common shares under Section 12(b) of the Securities Exchange Act of 1934 and the Form 8-A was declared effective on July 22, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 10.1 Employment Agreement with Robert L. Bollin, dated May 1,
                     1997

        Exhibit 10.2 Employment Agreement with Gregory J. Bollin, dated May 1,
                     1997

        Exhibit 27 Financial Data Schedule

        Form 8-K   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 9, 1996                 By:
     ----------------------                -------------------------------------
                                           Robert L. Bollin
                                           President

Date:    August 9, 1996                 By:
     ----------------------                -------------------------------------
                                           Jill M. Burke
                                           Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 4, 1996                 By: /s/ Robert L. Bollin
     ----------------------                -------------------------------------
                                           Robert L. Bollin
                                           President

Date:    August 4, 1996                 By: /s/ Jill M. Burke
     ----------------------                -------------------------------------
                                           Jill M. Burke
                                           Chief Financial Officer