Form 10KSB40
period 1997-09-30
WINTON FINANCIAL CORP
filed 1997-12-22
CIK 857907

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

    [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 [Fee Required]

             For the Fiscal Year September 30, 1997
                                                         OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from ______________to___________________

                                          Commission File Number: 0-18993

                                           WINTON FINANCIAL CORPORATION
                                  (Name of small business issuer in its charter)

                          Ohio                                    31-1303854
             -------------------------------                   ----------------
             (State or other jurisdiction of                   (I.R.S. Employer
             incorporation or organization)                  Identification Number)

                    5511 Cheviot Road, Cincinnati, Ohio 45247
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (513) 385-3880
                                               --------------

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $25.9 million
                                                              -------------

Based upon the last sale price quoted by The American Stock Exchange, Inc. as of December 16, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was $12.1 million.

At December 19, 1997, there were 2,006,152 of the Registrant's Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB:     Safe Harbor Under the Private Securities Litigation Reform Act of 1995 in Exhibit 99.
Part II of Form 10-KSB:    Portions of the 1996 Annual  Report to  Shareholders  for the fiscal  year ended  September  30,
                           1997, in Exhibit 13.
Part III of Form 10-KSB:   Proxy Statement for 1998 Annual Meeting of Shareholders in Exhibit 20.

Transitional Small Business Disclosure Format  Yes       No  X
                                                   ----     ----

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

GENERAL

        Winton Financial Corporation ("WFC") was incorporated as an Ohio corporation in 1989 and, in 1990, acquired all of the issued and outstanding common shares of The Winton Savings and Loan Co. ("Winton"), a savings and loan association incorporated under the laws of the State of Ohio, in connection with the holding company reorganization of Winton. As a unitary savings and loan holding company, WFC, through Winton, is engaged in the savings and loan business.

        On January 5, 1996, Blue Chip Savings Bank ("Blue Chip") merged with and into Winton (the "Merger"). As a result of the Merger, Winton acquired $33.9 million in assets, $27.3 million in deposits and a downtown Cincinnati branch. The Merger was accounted for as a pooling of interests. Therefore, all financial information for WFC or Winton at, or for the years ended, September 30, 1995 through September 30, 1993, have been previously restated to include Blue Chip. WFC's activities have been limited primarily to holding the common shares of Winton. Consequently, the following discussion focuses primarily on the business of Winton.

        Winton is principally engaged in the business of making first mortgage loans to finance the purchase, construction or improvement of one- to four-family residential real estate or other real property located in Winton's primary market area. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund ("SAIF"), loan repayments and Federal Home Loan Bank ("FHLB") advances. Interest earned on such loans is Winton's primary source of revenue. In addition to originating loans, Winton invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and mortgage-backed securities.

        Winton conducts business from its five full-service offices in Hamilton County, Ohio, and serves a market area which includes the Ohio counties of Hamilton, Butler, Clinton, Clermont, Montgomery, Brown, Adams, Franklin and Warren, the Indiana counties of Ripley, Franklin, Union and Dearborn and the Kentucky counties of Boone, Campbell, Gallatin and Kenton. Winton is authorized to originate loans in the States of Indiana and Kentucky.

        As a savings and loan holding company, WFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a savings and loan association incorporated under the laws of the State of Ohio, Winton is subject to regulation, supervision and examination by the OTS, the FDIC and the Ohio Division of Financial Institutions (the "Division"). Winton is also a member of the FHLB of Cincinnati.

FORWARD-LOOKING STATEMENTS

        When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Winton's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Winton's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect WFC's financial performance and could cause WFC's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99 hereto "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

        WFC does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES

        GENERAL. Winton's principal lending activity is the origination of conventional fixed-rate and variable-rate mortgage loans for the acquisition or construction of one- to four-family residences located in Winton's primary market area. Loans secured by multi-family properties, including construction and permanent mortgage loans on condominiums, multi-unit and nonresidential properties, are also offered by Winton. Winton also originates loans insured by the Federal Housing Administration and guaranteed by the Veterans Administration, both of which it sells into the secondary market. Loans secured by nonresidential properties, including retail, office and other types of business facilities, are also originated by Winton. In addition to residential and nonresidential real estate lending, Winton originates consumer loans, including passbook, automobile, secured, unsecured, home improvement and home equity line of credit loans. Winton's portfolio of loans, loans held for sale and mortgage-backed securities totaled approximately $296.0 million, in the aggregate, at September 30, 1997, and represented 91% of total assets.

        LOAN AND MORTGAGE-BACKED SECURITIES MATURITY SCHEDULE. The following table sets forth certain information, as of September 30, 1997, regarding the dollar amount of loans and mortgage-backed securities maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. See "Mortgage-Backed Securities" for more information regarding Winton's portfolio of mortgage-backed securities. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.

                                                                     Due over        Due over
                                                                    3 years to      5 years to
                                Due in      Due in      Due in    5 years after   10 years after     Due over
                                 1998        1999        2000         9/30/97         9/30/97        10 years      Totals
                                 ----        ----        ----         -------         -------        --------      ------
                                                                      (In thousands)

Real estate mortgage loans      $ 6,164      $6,676   $7,232           $16,316         $54,251        $173,358     $263,997
Mortgage-backed securities -
   held to maturity                   -           -   -                      3              26          14,585       14,614
Mortgage-backed securities -
   available for sale                 -           -   -                      -               -             799          799
Construction and land
    loans (1)                    17,968       1,670    1,823                  -               -              -       21,461
Consumer and other loans          2,910       1,483      610                  -               -              -        5,003
                                -------     -------   ------      ------------    ------------    -------------- ----------
Total loans and
   mortgage-backed securities   $27,042      $9,829   $9,665           $16,319         $54,277        $188,742     $305,874
                                =======      ======   ======           =======         =======        ========     ========
-----------------------------

(1) Includes construction loans for which Winton has committed to a permanent end-loan.

        The following table sets forth, at September 30, 1997, the dollar amount of all loans and mortgage-backed securities, before net items, which have predetermined interest rates and floating or adjustable interest rates:


                                                                    Predetermined          Floating or
                                                                        rates            adjustable rates
                                                                    -------------        ----------------
                                                                                (In thousands)

               Real estate mortgage loans                                $143,704              $137,561
               Loans held for sale                                          4,210                     -
               Consumer and other loans (1)                                 4,986                     -
               Mortgage-backed securities - held to maturity                   35                14,579
               Mortgage-backed securities - held for sale                       -                   799
                                                                         --------              --------

                  Total                                                  $152,935              $152,939
                                                                         ========              ========
--------------------------------

(1) Includes lines of credit in the aggregate amount of $1.6 million made to businesses which are secured by assets other than real estate.

         LOAN AND MORTGAGE-BACKED SECURITIES PORTFOLIO COMPOSITION. The following table sets forth certain information concerning the composition of Winton's loan and mortgage-backed securities portfolio at the dates indicated:

                                                                        At September 30,
                                             ----------------------------------------------------------------------------
                                                       1997                     1996                       1995
                                             ----------------------     ----------------------     ----------------------
                                               Amount        %            Amount         %           Amount        %
                                             ---------    ---------     ---------    ---------     ---------    ---------
                                                                     (Dollars in thousands)

Type of loan or investment:
   Conventional real estate loans:
     One- to four-family
       Interim construction                  $  13,536          4.6%    $  15,049          5.6%    $  13,224          5.9%
       Loans on existing properties (1)        145,039         49.0       144,306         53.5       120,124         53.3
       Loans held for sale                       4,210          1.4         2,735          1.0         1,079           .5
     Multifamily
       Interim construction                      1,500           .5         2,475           .9         1,400           .6
       Loans on existing properties             71,798         24.3        55,507         20.6        44,298         19.6
     Land and lot loans                          5,024          1.7         2,326           .9         1,910           .8
     Nonresidential real estate loans
       Interim construction                      1,401           .5           450           .1         1,486           .7
       Loans on existing properties             42,950         14.5        37,001         13.7        28,603         12.7
   Mobile home loans                                17         --               3         --               7         --
   Consumer and other loans (2)                  4,986          1.7         2,405           .9         3,755          1.7
   Mortgage-backed securities - held
       to maturity                              14,614          4.9        16,414          6.1        17,960          8.0
   Mortgage-backed securities - available
       for sale                                    799           .3         2,942          1.1         1,482           .6
                                             ---------    ---------     ---------    ---------     ---------    ---------
                                               305,874        103.4       281,613        104.4       235,328        104.4
Less:
  Loans in process                              (8,364)        (2.8)      (10,150)        (3.8)       (8,331)        (3.7)
  Deferred loan origination fees                  (726)         (.3)         (760)         (.3)         (937)         (.4)
  Allowance for loan losses                       (827)         (.3)         (857)         (.3)         (654)         (.3)
                                             ---------    ---------     ---------    ---------     ---------    ---------

    Total loans and mortgage-backed
      securities                             $ 295,957        100.0%    $ 269,846        100.0%    $ 225,406        100.0%
                                             =========    =========     =========    =========     =========    =========

Type of security:
  Residential
    One- to four-family                      $ 158,575         53.6%    $ 159,355         59.1%    $ 133,348         59.2%
    Multifamily residential                     73,298         24.8        57,982         21.5        45,698         20.3
    Loans held for sale                          4,210          1.4         2,735          1.0         1,079           .5
  Nonresidential real estate                    44,351         15.0        37,451         13.8        30,089         13.4
  Land and lot loans                             5,024          1.7         2,326           .9         1,910           .8
  Mortgage-backed securities                    15,413          5.2        19,356          7.2        19,442          8.6
  Deposit accounts                                 467           .2           389           .1           329           .1
  Other                                          4,536          1.5         2,019           .8         3,433          1.5
                                             ---------    ---------     ---------    ---------     ---------    ---------
                                               305,874        103.4       281,613        104.4       235,328        104.4
Less:
  Loans in process                              (8,364)        (2.8)      (10,150)        (3.8)       (8,331)        (3.7)
  Deferred loan origination fees                  (726)         (.2)         (760)         (.3)         (937)         (.4)
  Allowance for loan losses                       (827)         (.3)         (857)         (.3)         (654)         (.3)
                                             ---------    ---------     ---------    ---------     ---------    ---------

Total loans and mortgage-backed securities   $ 295,957        100.0%    $ 269,846        100.0%    $ 225,406        100.0%
                                             =========    =========     =========    =========     =========    =========
                                                                                                                ---------

(1)      Includes first and second mortgage loans and home equity lines of credit.

(2)      Includes lines of credit in the aggregate amount of $1.6 million made to businesses which are secured by assets other than real estate.

        ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Winton has been the origination of conventional loans for the acquisition or construction of one- to four-family residential properties, located within Winton's primary market area. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon. At September 30, 1997, 55.0% of Winton's total outstanding loans and mortgage-backed securities consisted of loans secured by, respectively, first and second mortgage loans and home equity lines of credit secured by one- to four-family residential real estate, including loans held for sale. Second mortgages and home equity lines of credit are subject to a higher degree of risk than first mortgage loans, because, in the event of default or foreclosure, amounts due on first mortgages have a prior claim to available funds. Most of the second mortgages and home equity lines of credit made by Winton are secured by property on which it holds the first mortgage.

        OTS regulations and Ohio law limit the amount which Winton may lend in relationship to the appraised value of the real estate and improvements thereon at the time of loan origination. In accordance with such regulations, Winton makes loans on single-family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Winton also makes loans over the 95% LTV, though most of those loans are sold in the secondary market with recourse. Generally, Winton requires private mortgage insurance and/or charges premium interest rates for loans over 80% LTV.

        Winton offers adjustable-rate mortgage loans ("ARMs") with interest rate adjustment periods of generally one or three years. The interest rates initially charged on ARMs and the new rate at each adjustment date are determined by adding a stated margin to the one-year or three-year United States Treasury bill rate at the time the loan is originated. The initial interest rate for a three-year ARM is set slightly higher than for the one-year ARM to compensate Winton for the increased exposure to risk resulting from interest-rate fluctuations during the adjustment period. The maximum adjustment at each adjustment date for one-year ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan. The maximum adjustment on three-year ARMs presently originated by Winton is 2% at each adjustment date, with a maximum adjustment of 6% over the life of the loan. None of Winton's ARMs have negative amortization features Of the total mortgage loans originated by Winton during the fiscal year ended September 30, 1997, 30.0% were ARMs and 70.0% were fixed-rate.

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

        At September 30, 1997, Winton had nonperforming loans totaling $263,000 in its one- to four-family portfolio. One- to four-family loans constituted $73.8 million, or 50.0%, of the $147.7 million of loans originated in fiscal 1997.

        MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, Winton makes adjustable- and fixed-rate loans secured by multifamily properties containing over four units. At September 30, 1997, loans secured by multifamily properties (excluding construction loans) totaled approximately $71.8 million, or 24.3% of total loans and mortgage-backed securities.

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

        At September 30, 1997, Winton had nonperforming loans totaling $28,000 in its multifamily residential portfolio. Multifamily loans constituted $37.0 million, or 25.0%, of the $147.7 million of loans originated in fiscal 1997.

        LAND AND LOT LOANS. Winton originates loans to individuals and to builders secured by mortgages on unimproved developed real estate upon which residential properties will be constructed. The $5.0 million in land loans outstanding at September 30, 1997, consisted of loans to a large residential subdivision developer, and loans to individuals and builders used for the acquisition of residential building lots. Such land and lot loans comprised approximately 1.7% of the total loans and mortgage-backed securities portfolio at September 30, 1997. The largest land and lot loan outstanding at September 30, 1997, was a $3.2 million loan secured by property to be developed for multifamily, condominium and single-family dwellings.

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

        Developed building lot loans are generally made for a 20-year term with a five-year balloon payment of principal due upon expiration of the loan term and generally a maximum LTV of 75%.

        Winton had no nonperforming loans secured by unimproved developed real estate at September 30, 1997. Land and lot loans constituted $4.2 million, or 2.9%, of the $147.7 million of loans originated in fiscal 1997.

        NONRESIDENTIAL REAL ESTATE LOANS. At September 30, 1997, Winton has nonresidential real estate loans in its portfolio, all in its primary market area, including loans secured by retail, office and other types of business facilities. The largest nonresidential real estate loan outstanding at September 30, 1997, was a $2.0 million loan secured by an office building. Nonresidential permanent loans comprised 15.0% of total loans and mortgage-backed securities and 13.7% of total assets at September 30, 1997.

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

        In recent years, nonresidential real estate loans have been made primarily on an adjustable-rate basis, with loan terms generally up to a maximum of 25 years, although Winton has made a limited number of fixed-rate nonresidential real estate loans during that period. These loans are typically made at a maximum 75% LTV, although a higher Loan-to-Value Ratio is occasionally approved for established borrowers. Adjustable-rate nonresidential real estate loans have the same adjustment schedules, index and caps as the residential ARMs described above in "One- to Four-family Residential Real Estate Loans."

        At September 30, 1997, Winton had nonperforming loans totaling $179,000 in its nonresidential loan portfolio. Nonresidential loans constituted $14.7 million, or 9.9%, of the $147.7 million of loans originated in fiscal 1997.

        Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital. At September 30, 1997, Winton's nonresidential permanent mortgage loans totaled 199% of Winton's capital.

        CONSTRUCTION LOANS. Winton offers residential construction loans both to owner-occupants and to builders for loans being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons constructing projects for investment purposes. At September 30, 1997, a total of $16.4 million, or approximately 5.6%, of Winton's total loans and mortgage-backed securities, and 5.1% of total assets, consisted of construction loans.

        Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by properties in Hamilton County; the other Ohio counties of Clinton, Clermont, Warren, Butler, Montgomery, Brown, Adams and Franklin; the Indiana counties of Ripley, Franklin, Union and Dearborn; and the Kentucky counties of Boone, Campbell, Gallatin and Kenton. The economy of such lending area has been relatively stable over the three years ended September 30, 1997.

        Generally, construction loans have terms ranging from 6 to 12 months at fixed rates of interest over the construction period. Residential construction loans and nonresidential construction loans are interim loans which are replaced by permanent fixed- or adjustable-rate loans at the end of the construction period. Such permanent loans may or may not be obtained from Winton.

        At September 30, 1997, none of Winton's construction loans were nonperforming. Construction loans constituted $25.7 million, or 17.4%, of the $147.7 million of loans originated in fiscal 1997.

        MOBILE HOME LOANS. To a very limited extent, Winton originates loans on both new and used mobile homes. At September 30, 1997, the aggregate outstanding principal balance of mobile home loans in Winton's portfolio was approximately $17,000, or less than 1.0% of total loans and mortgage-backed securities.

        Consumer loans, particularly consumer loans that are unsecured or are secured by rapidly depreciating assets such as automobiles, may entail greater risk than residential loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Such loans are generally made at fixed rates of interest, with the rate charged on loans for used mobile homes generally set higher than for new mobile homes. The maximum term of mobile home loans is 10 years for new homes and seven years for used homes. Winton usually obtains a security interest in the mobile home to which the loan pertains.

        Federal regulations permit an association to invest without limitation in mobile home loans.

        CONSUMER AND OTHER LOANS. Winton makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, commercial loans, loans secured by stock of entities other than WFC, lines of credit to businesses secured by non-real estate assets and unsecured personal loans. At September 30, 1997, consumer and other loans constituted 1.7% of Winton's total loans and mortgage-backed securities and 1.5% of total assets.

        Consumer loans are generally made at fixed rates of interest tied to the prime rate, generally for terms of from 90 days to five years. Consumer loans, particularly consumer loans that are unsecured or are secured by rapidly depreciating assets such as automobiles, may entail greater risk than residential loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

        Although Winton has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. At September 30, 1997, Winton had nonperforming loans totaling $2,000 in its consumer loan portfolio. Consumer loans constituted $18.0 million, or 12.2%, of the $147.7 million of loans originated in fiscal 1997.

        MORTGAGE-BACKED SECURITIES. In recent years, Winton has purchased mortgage-backed securities insured or guaranteed by government agencies in order to improve Winton's asset portfolio yield by profitably investing excess funds. Winton intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At September 30, 1997, mortgage-backed securities totaled approximately $15.4 million, or 5.2% of total loans and mortgage-backed securities. All but $799,000 of Winton's mortgage-backed securities at September 30, 1997, were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Winton's balance sheet at cost. The market value of the $14.6 million in mortgage-backed securities held to maturity at September 30, 1997 was $14.3 million. The remaining $799,000 in mortgage-backed securities at September 30, 1997, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Winton's balance sheet at market value, with unrealized gains or losses carried as an adjustment to shareholders' equity, net of applicable taxes.

        Winton maintains a significant portfolio of mortgage-backed pass-through securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle Winton to receive a portion of the cash flows from an identified pool of mortgages and gives Winton an interest in the pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

        Winton has also invested in collateralized mortgage obligations ("CMOs"). CMOs are mortgage derivative products, secured by an underlying pool of mortgages. Winton has no ownership interest in the mortgages, except to the extent they serve as collateral. Payment streams from the mortgages serving as collateral are reconfigured with varying terms and timing of payment to the CMO investor. Though they can be used for hedging and investment, CMOs can expose investors to higher risk of loss than direct investments in mortgage-backed pass-through securities, particularly with respect to price volatility and the lack of a broad secondary market in such securities. The OTS has deemed certain CMOs and other mortgage derivative products to be "high-risk." None of Winton's CMOs are in such "high-risk" category.

        Although mortgage-backed securities and CMOs generally yield less than individual loans originated by Winton, they present less credit risk, because mortgage-backed securities are guaranteed as to principal repayment by the issuing agency and CMOs are secured by the underlying collateral. Because CMOs and other mortgage-backed securities have a lower yield relative to current market rates, retention of such investments could adversely affect Winton's earnings, particularly in a rising interest rate environment. Although CMOs and other mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on the sale of such investments limits the usefulness of these investments for liquidity purposes.

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

         At September 30, 1997, $15.3 million, or 99.8%, of Winton's mortgage-backed securities and CMOs had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See Item 6, Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Asset/Liability Management. The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:


                                                         At September 30, 1997                        At September ******96
                                            ------------------------------------------   -----------------------------------------
                                                        Gross       Gross                             Gross      Gross
                                           Amortized  unrealized unrealized  Estimated  Amortized  unrealized  unrealized  Estimated
                                             cost       gains      losses    fair value    cost      gains       losses   fair value
                                           --------   --------    --------    --------   --------   --------    --------   --------

                                                                         (In thousands)
Mortgaged-backed securities held to
   maturity:
   FHLMC participation                     $  5,371   $     34    $    (92)   $  5,313   $  6,213   $     31    $   (149)   $  6,095
   certificates
   FNMA participation                         3,449          5         (63)      3,391      3,912          4         (90)      3,826
   certificates
   GNMA participation                           811         25        --           836        948       --          --           948
   certificates
   CMOs                                       4,983       --          (178)      4,805      5,341       --          (227)      5,114
                                           --------   --------    --------    --------   --------   --------    --------    --------
                                             14,614         64        (333)     14,345     16,414         35        (466)     15,983
Mortgage-backed securities available for
   sale:
   GNMA participation                           782         17        --           799        894       --            (6)        888
   certificates
   CMOs                                        --         --          --          --        2,058       --            (4)      2,054
                                           --------   --------    --------    --------   --------   --------    --------    --------
                                                782         17        --           799      2,952       --           (10)      2,942
                                           --------   --------    --------    --------   --------   --------    --------    --------
                                           $ 15,396   $     81    $   (333)   $ 15,144   $ 19,366   $     35    $   (476)   $ 18,925
                                           ========   ========    ========    ========   ========   ========    ========    ========

         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 1997 and 1996, by contractual terms to maturity are shown below. Actual maturities will differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                            Amortized cost at            Amortized cost at
                                                           September 30, 1997           September 30, 1996
                                                           -------------------          ------------------
                                                                              (In thousands)

             Due within one year                                        -                     $  2,417
             Due after one through three years                          -                            -
             Due after three years through five years                   3                            3
             Due after five years through ten years                    26                           44
             Due after ten years through twenty years               1,841                            7
             Due after twenty years                                13,526                       16,895
                                                                 --------                     --------
                                                                  $15,396                      $19,366
                                                                  =======                      =======


        LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including commissioned loan originators, loan brokers, continuing business with depositors, other borrowers and real estate developers, solicitations by Winton's directors, officers and lending staff and walk-in customers.

        Loan applications for permanent mortgage loans are taken by loan personnel. Winton obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is generally prepared by an independent fee appraiser approved by the Board of Directors. An environmental study is conducted only if the appraiser or management has reason to believe that an environmental problem may exist. For multifamily and nonresidential mortgage loans, a personal guarantee is generally required. Winton also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted either to the Loan Committee and/or the Board of Directors or to the secondary market for approval or rejection. Any loan applications which are not accepted by the secondary market are reviewed and accepted or rejected by the Loan Committee.

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

        LOAN ORIGINATIONS, PURCHASES AND SALES. Winton has been actively originating new 30-year, 20-year and 15-year fixed-rate and adjustable-rate loans. Virtually all residential fixed-rate loans made by Winton are originated on documentation which will permit a possible sale of such loans to FHLMC or other secondary mortgage market participants. When mortgage loans are sold to FHLMC or other secondary mortgage market participants, Winton generally retains the servicing on such loans by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC or other secondary mortgage market participants, net of a servicing fee; though certain loans originated with the assistance of loan brokers are sold with the servicing rights released. Fixed-rate loans not sold in the secondary market and generally all of the ARMs originated by Winton are held in Winton's loan portfolio.

        Management sold $42.4 million of fixed- and adjustable-rate loans during fiscal 1997, as compared to sales of $34.6 million of fixed-rate loans in fiscal 1996. Management believes secondary market activities will continue to increase if interest rates decline.

        From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. During the fiscal years ended September 30, 1997, 1996 and 1995, Winton sold participation in interests in loans totaling $11.4 million, $1.7 million and $1.1 million, respectively. Winton held participations in loans originated by other lenders of approximately $1.7 million at September 30, 1997. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans which Winton originates.

        The following table presents Winton's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                     Year ended September 30,
                                             -------------------------------------------------------------------------
                                                    1997                        1996                       1995
                                             -------------------  -----------------------------  ---------------------
                                              Amount       %           Amount          %           Amount         %
                                             --------  ---------  --------------  -------------  -----------  --------
                                                                      (Dollars in thousands)
Loans originated:
  Conventional real estate loans:
  One- to four-family
    Construction (1)                         $ 22,877       15.5%   $ 21,013         17.3%     $ 19,199       30.5%
    Fixed-rate loans on existing property      38,268       25.9      50,975         41.9        19,969       31.7
    Adjustable-rate loans on existing
      property                                 12,645        8.6      15,127         12.5         5,262        8.3
  Multifamily
    Construction                                1,500        1.0       1,075          0.9         1,400        2.2
    Fixed-rate loans on existing property      11,564        7.8       1,252          1.0         1,675        2.7
    Adjustable-rate loans on existing
      property                                 23,957       16.2      14,637         12.0         6,608       10.5
  Nonresidential real estate, land and
   lot loans
    Construction                                1,367        0.9         330          0.3           676        1.1
    Fixed-rate loans on existing property       9,801        6.6       5,021          4.1         3,666        5.8
    Adjustable-rate loans on existing
      property                                  7,682        5.2       8,524          7.0         3,235        5.1
  Consumer and other loans (2)                 18,003       12.2       3,589          3.0         1,332        2.1
                                             --------   --------    --------     --------      --------   --------
      Total loans originated                 $147,664      100.0%   $121,543        100.0%     $ 63,022      100.0%
                                             ========   ========    ========     ========      ========   ========

Loans and mortgage-backed securities
  purchased
  Mortgage-backed securities                 $     --         --%   $  3,380      100.0%   $  1,400      100.0%
                                             ========   ========    ========   ========    ========   ========

Loans and mortgage-backed securities sold:
  Loans                                      $ 42,413       78.8%   $ 34,645       91.7%   $ 16,566       93.9%
  Participations                               11,385       21.2%      1,732        4.6       1,074        6.1
  Mortgage-backed securities                       --         --       1,406        3.7          --         --
                                             --------   --------    --------   --------    --------   --------
      Total                                  $ 53,798   $  100.0%   $ 37,783      100.0%   $ 17,640      100.0%
                                             ========   ========    ========   ========    ========   ========
Principal Repayments:
  Loans                                      $ 63,990       96.1%   $ 40,475       95.2%   $ 38,279       93.8%
  Mortgage-backed securities                    2,615        3.9       2,040        4.8       2,515        6.2
                                             --------   --------    --------   --------    --------   --------
      Total                                  $ 66,605      100.0%   $ 42,515      100.0%   $ 40,794      100.0%
                                             ========   ========    ========   ========    ========   ========

(1)     Includes construction loans for which Winton has committed to a permanent end-loan.

(2)     Consists primarily of auto and line of credit disbursements and change in loans in process.

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

        Based on the 15% limit, Winton was able to lend approximately $3.5 million to one borrower at September 30, 1997. Winton had no outstanding loans in excess of such limit at September 30, 1997.

        LOAN ORIGINATION AND OTHER FEES. Winton realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees, and fees for other miscellaneous services.

        Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with SFAS No. 91, as an adjustment to yield over the life of the related loan.

        DELINQUENT LOANS, NON PERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, Winton attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly.

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

        The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                   At September 30,
                                             ------------------------------------------------------
                                              1997        1996        1995        1994        1993
                                             ------      ------      ------      ------      ------
                                                                (Dollars in thousands)
Loans delinquent
  30 to 59 days                              $1,909      $3,186      $2,350      $1,905      $2,983
  60 to 89 days                                 672         692         337         348         679
  90 or more days                               472         923         602         432       1,401
                                             ------      ------      ------      ------      ------

    Total delinquent loans                   $3,053      $4,801      $3,289      $2,685      $5,063
                                             ======      ======      ======      ======      ======

Ratio of total delinquent loans to total
  loans (1)                                    1.05%       1.83%       1.52%       1.29%       2.82%
                                             ======      ======      ======      ======      ======

-------------------------------------

(1)     Includes loans held for sale.


        All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is considered uncollectible. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest which would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 1997, is approximately $26,000.

        The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 1997, Winton had no loans which were not reflected in the table as non-accrual, 90 days past due or restructured, which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

                                                       At September 30,
                                     ------------------------------------------------------
                                      1997        1996        1995        1994        1993
                                     ------      ------      ------      ------      ------
                                                      (Dollars in thousands)
 Loans accounted for on a
 non-accrual
   basis:(1)
   Real estate:
   Construction                      $   --      $   --      $   --      $   --      $  262
   Residential                          214         548         130         311         472
   Nonresidential                       179          57         448          --         223
   Consumer and other                    --          --          --          --         185
                                     ------      ------      ------      ------      ------
     Total                              393         605         578         311       1,142

Accruing loans which are
  contractually past due 90 days
or
  more:
   Real estate:
   Residential                           77         132          --         114         199
   Nonresidential                        --         182          24          --          42
   Consumer and other                     2           4          --           7          18
                                     ------      ------      ------      ------      ------
     Total                               79         318          24         121         259
                                     ------      ------      ------      ------      ------
Total of non-accrual and 90 days
past                                 $  472      $  923      $  602      $  432      $1,401
                                     ======      ======      ======      ======      ======
  due loans

Percentage of total loans              0.16%       0.35%       0.28%       0.21%       0.78%
                                     ======      ======      ======      ======      ======

Other nonperforming assets(2)        $  513      $  561      $  343      $  206      $  209
                                     ======      ======      ======      ======      ======
--------------------

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


During fiscal 1993, nonperforming assets were at a higher level than in fiscal 1994, due to an overall increase in loan delinquencies. The 39% increase in nonperforming assets to $602,000 at the end of fiscal 1995 was primarily attributable to one delinquent commercial loan of approximately $448,000 which was paid current in October 1995. The 53% increase in nonperforming loans at the end of fiscal 1996 resulted from the increased size of the loan portfolio and increased loan delinquencies. The 49% decline in nonperforming loans during fiscal 1997 resulted primarily from collections on loan accounts acquired through the Blue Chip merger.

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

        The aggregate amount of Winton's classified assets at September 30, 1997 was as follows:

                                          At September 30, 1997
                                          ---------------------
                                              (In thousands)

Substandard                                       $1,084
Doubtful                                               -
Loss                                                   -
                                                  ------

Total classified assets                           $1,084
                                                  ======


        Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal this determination to the appropriate Regional Director of the OTS. Winton had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

        OTS regulations require that Winton establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

        ALLOWANCE FOR LOAN LOSSES. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1997, Winton's allowance for loan losses totaled $827,000.

        The following table sets forth an analysis of Winton's allowance for losses on loans for the periods indicated.

                                                                   Year ended September 30,
                                              1997            1996             1995           1994            1993
                                             -------         ------           ------         -------         ------
                                                                       (Dollars in thousands)

Balance at beginning of period           $  857            $  654             $  582          $  742        $  502

Charge-offs:
   One- to four-family                      (47)              (28)               (18)            (84)          (13)
   Multifamily and nonresidential
     real estate                             --               (12)              (104)            (36)           --
   Construction                              --                --                 --              --            --
   Consumer                                  (4)              (10)                --            (143)          (16)
                                         ------             ------            ------          ------        ------
     Total                                  (51)              (50)              (122)           (263)          (29)

Total recoveries                             21                --                106              58            21
                                         ------            ------             ------          ------        ------

Net charge-offs                             (30)              (50)               (16)           (205)           (8)

Provision for loan losses                    --               253                 88              45           248
                                         ------            ------             ------          ------        ------

Balance at end of period                 $  827            $  857             $  654          $  582        $  742
                                         ======            ======             ======          ======        ======

Ratio of net charge-offs during
   the period to average loans
   outstanding during the period (1)        .01%              .02%               .01%            .11%            -%
                                         ======            ======             ======          ======        ======

       -------------------------------

      (1)       During the  respective  periods  there were $263.3  million,  $225.2  million,  $202.8  million,  $184.8  million and  $173.8 million  in average loans outstanding.

        The following table provides an allocation of Winton's allowance for possible loan losses as of each of the following dates:

                                                                       At September 30,
                                         ------------------------------------------------------------------------------
                                         1997               1996             1995               1994               1993
                                         ----               ----             ----               ----               ----
                                                                        (In thousands)

Specific allowances
  One- to four-family                    $ 40                  $ 80         $     -           $    -             $    -
  Multi-family and
     nonresidential real estate             -                     -               -                -                 36
  Construction and development
                                            -                     -               -                -                  -
  Consumer                                  -                     -               -                -                  -
  Commercial business                      24                    25               -                -                  -
                                          ---                ------           -----            -----              -----
     Total specific allowances             64                   105               -                -                 36

General allowances
  One- to four-family                     310                   308             268              204                266
  Multi-family and
     nonresidential real estate           346                   339             308              276                280
  Construction and development
                                            -                     -               -                -                  -
  Consumer                                100                   100              75              100                157
  Commercial business                       7                     5               3                2                  3
                                        -----                ------         -------         --------            -------
     Total general allowances             763                   752             654              582                706
                                         ----                  ----           -----            -----              -----
     Total allowance for
       possible loan losses              $827                  $857            $654             $582               $742
                                         ====                  ====            ====             ====               ====


INVESTMENT ACTIVITIES

        OTS regulations require that Winton maintain a minimum amount of liquid assets, which may be invested in U. S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Winton is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. In recent periods, Winton has maintained liquid assets on a monthly average basis in an amount between 6.17% and 7.30% of total assets. See "Regulation - Office of Thrift Supervision -- Liquidity" and Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        The following table presents the amortized cost and market values of Winton's investment securities, including those designated as available for sale, at the dates indicated:

                                                              September 30,
                                   -------------------------------------------------------------------
                                           1997                   1996                   1995
                                   --------------------  ----------------------  ---------------------
                                   Amortized    Market    Amortized     Market    Amortized     Market
                                     Cost       Value       Cost        Value        Cost       Value
                                   -------     -------     -------     -------     -------     -------
                                                              (In thousands)

Held to maturity:
   U.S. government and agency
     obligations                   $12,585     $12,679     $ 9,593     $ 9,623     $10,007     $10,101
Available for sale:
   U.S. government and agency
     obligations                     3,088       3,149       2,098       2,120       2,604       2,655
   Corporate equity securities         103         482         189         461         189         418
                                   -------     -------     -------     -------     -------     -------
                                     3,191       3,631       2,287       2,581       2,793       3,073
                                   -------     -------     -------     -------     -------     -------
Total                              $15,776     $16,310     $11,880     $12,204     $12,800     $13,174
                                   =======     =======     =======     =======     =======     =======


        The following table presents the contractual maturities or terms to repricing of U.S. Government and agency obligations at carrying value and the weighted-average yields at September 30, 1997:

                                       Maturing within                 Maturing within
                                        one year after                one to five years
                                       September 30, 1997         after September 30, 1997
                       ---------------------------------------------------------------------------
                       Amortized    Average       Amortized    Average       Amortized     Average
                         Cost        Yield          Cost        Yield          Cost         Yield
                       --------     --------      --------     --------      --------     --------
                                                  (Dollars in thousands)

Held to maturity       $  2,905         6.71%     $  9,680         6.36%     $ 12,585         6.44%
Available for sale           --         0.00%        3,088         6.49%        3,088         6.49
                       --------     --------      --------     --------      --------     --------
    Total              $  2,905         6.71%     $ 12,768         6.39%     $ 15,673         6.45%
                       ========     ========      ========     ========      ========     ========


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

        DEPOSITS. Historically, deposits have been attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, regular passbook savings accounts, Christmas Club accounts, term certificate accounts and individual retirement accounts. In the recent past Winton has utilized the services of deposit brokers to market certificates of deposit. At September 30, 1997, the total amount of brokered deposits equaled approximately $16.3 million, or 6.8% of total deposits.

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

        At September 30, 1997, Winton's certificates of deposit totaled $176.1 million, or 73.3% of total deposits. Of such amount, approximately $101.6 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Winton at maturity. If there is a significant deviation from historical experience, Winton can utilize borrowings from the FHLB as an alternative to this source of funds.

        During fiscal 1997, 1996 and 1995, Winton offered certificates of deposits with terms from 18 months to five years at rates which adjust monthly with designated market indices, which were the prime rate or the three-year Treasury rate. Approximately $20.1 million of these certificates of deposit were outstanding at September 30, 1997. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

        The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 1997:

                                                      Percent
                                                      of total
                                         Amount       deposits
                                       ---------     ---------
                                    (In thousands)
Transaction accounts:
   Passbook accounts(1)                $  50,433         20.98%
   Club accounts(2)                          189           .08
   NOW accounts(3)                        13,575          5.65
                                       ---------     ---------
     Total transaction accounts           64,197         26.71

Certificates of deposit(4):
   2.00 -  3.99%                             200           .08
   4.00 -  5.99%                          85,269         35.48
   6.00 -  7.99%                          90,179         37.53
   8.00 -  9.99%                             472           .20
                                       ---------     ---------
     Total certificates of deposit       176,120         73.29
                                       ---------     ---------

Total deposits                         $ 240,317        100.00%
                                       =========     =========
-----------------------------

(1)     Winton's weighted average rate on passbook accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 3.70% at September 30, 1997.

(2)     Winton's weighted average interest rate paid on Christmas Club accounts fluctuates with the general movement of interest rates. At September 30, 1997, the weighted average rate on club accounts was 3.25%.

(3)     Winton's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At
        September 30, 1997, the weighted average rate on NOW accounts was 1.65%.

(4)     Includes Individual Retirement Accounts and jumbo certificates of deposit (those with balances in excess of $100,000). Terms of certificates of deposit offered range from 30 days to 15 years, with the average accounts ranging from 90 days to 5 years.

        The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 1997:

                                                                 Amount Due
                                       ------------------------------------------------------------
                                                      Over         Over
                                        Up to       1 year to    2 years to     Over
             Rate                      one year      2 years      3 years      3 years       Total
                                       --------     --------     --------     --------     --------
                                                              (In thousands)

          2.00 - 3.99%                 $    200     $     --     $     --     $     --     $    200
          4.00 - 5.99                    59,505       19,132        6,328          304       85,269
          6.00 - 7.99                    41,821       24,061       19,069        5,228       90,179
          8.00 - 9.99                       101          144          220            7          472
                                       --------     --------     --------     --------     --------
             Total certificates of
               deposit                 $101,627     $ 43,337     $ 25,617     $  5,539     $176,120
                                       ========     ========     ========     ========     ========


        The following table presents the amount of Winton's certificates of deposit of $100,000 or more, by the time remaining until maturity at September 30, 1997:

                      Maturity                                        At September 30, 1997
                      --------                                        ---------------------
                                                                         (In thousands)

                      Three months or less                                 $  5,185
                      Over 3 months to 6 months                               7,761
                      Over 6 months to 12 months                             14,267
                      Over twelve months                                     27,494
                                                                           --------
                          Total                                             $54,707
                                                                           ========


        BORROWINGS. During the year ended September 30, 1997, Winton's only borrowings were FHLB advances. The following table sets forth the maximum amount of Winton's FHLB advances outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                                              At September 30,
                                                                    -------------------------------------
                                                                     1997           1996           1995
                                                                    -------        -------        -------
                                                                               (In thousands)

          Maximum amount of FHLB advances                           $57,897        $46,376        $37,253
                                                                    =======        =======        =======

          Average amount of FHLB advances outstanding during
              period                                                $51,146        $35,292        $31,312
                                                                    =======        =======        =======

------------------------------


        The following table sets forth certain information as to Winton's FHLB advances at the dates indicated:

                                                                                    At September 30,
                                                                        ------------------------------------------
                                                                           1997           1996            1995
                                                                        ----------      ----------      ----------
                                                                                     (In thousands)

          FHLB advances                                                 $   57,425      $   46,376      $   29,830
                                                                        ==========      ==========      ==========

          Weighted average interest cost of FHLB advances during
              period based on month end balances                              5.92%           5.66%           5.98%
                                                                        ==========      ==========      ==========

        ASSET/LIABILITY MANAGEMENT. Winton's earnings depend primarily upon its net interest income, which is the difference between its interest income on its interest-earning assets, such as mortgage loans, investment securities and mortgage-backed securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. As market interest rates change, asset yields and liability costs do not change simultaneously. Due to maturity, repricing and timing differences of interest-earning assets and interest-bearing liabilities, earnings will be affected differently under various interest rate scenarios. Winton has sought to limit these net earnings fluctuations and manage interest rate risk by originating adjustable-rate loans and purchasing relatively short-term and variable-rate investments and securities.

         The following table sets forth certain information relating to Winton's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Management does not believe that the use of month-end balances instead of daily balances has caused any material differences in the information presented.

                                                             Year ended September 30,
                                       ----------------------------------------------------------------------
                                                     1997                                1996
                                       ----------------------------------------------------------------------
                                       Average     Interest                 Average    Interest
                                     outstanding    earned/     Yield/    outstanding   earned/    Yield/
                                       balance       paid        rate       balance      paid       rate
                                       --------    --------    --------    --------    --------   --------
                                                                                 (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)                $263,344    $ 22,406        8.51%   $225,164    $ 18,911       8.40%
   Mortgage-backed securities -
     available for sale                   1,948         119        6.11       2,400         113       4.71
   Mortgage-backed securities - held
     to maturity                         15,552         942        6.06      17,311       1,070       6.18
   Investment securities - held to
     maturity                            11,785         757        6.42       9,927         636       6.41
   Investment securities - available
     for sale                             2,007         122        6.08       3,228         185       5.73
   Other interest-earning assets          3,544         207        5.84       3,049         199       6.53
                                       --------    --------    --------    --------    --------   --------
     Total interest-earning assets      298,180      24,553        8.23     261,079      21,114       8.09

Non-interest-earning assets               7,970                               7,283
                                       --------                            --------
     Total assets                      $306,150                            $268,362
                                       ========                            ========

Interest-bearing liabilities:
   Deposits                            $229,708      12,009        5.23    $209,879      10,700       5.10
   FHLB advances                         51,146       3,027        5.92      35,292       1,996       5.66
                                       --------    --------    --------    --------    --------   --------
     Total interest-bearing
       liabilities                      280,854      15,036        5.35     245,171      12,696       5.18
                                       --------    --------    --------    --------    --------   --------

Non-interest-bearing liabilities          3,275                               2,349
                                       --------                            --------
     Total liabilities                  284,129                             247,520

Shareholders' equity                     22,021                              20,842
                                       --------                            --------
     Total liabilities and
       shareholders' equity            $306,150                            $268,362
                                       ========                            ========

Net interest income/
   Interest rate spread                            $  9,517        2.88%               $  8,418       2.91%
                                                   ========    ========                ========   ========
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                        3.19%                              3.22%
                                                               ========                           ========
Average interest-earning assets to
   interest-bearing liabilities                                  106.17%                            106.49%
                                                               ========                           ========


                                           Year ended September 30,
                                       ---------------------------------
                                                      1995
                                       ---------------------------------
                                           Average   Interest
                                         outstanding  earned/    Yield/
                                           balance     paid       rate
                                          --------   --------   --------

Interest-earning assets:
   Loans receivable (1)                   $202,844   $ 17,031       8.40%
   Mortgage-backed securities -
     available for sale                        606         34       5.61
   Mortgage-backed securities - held
     to maturity                            18,946      1,016       5.36
   Investment securities - held to
     maturity                                9,936        632       6.36
   Investment securities - available
     for sale                                1,030         56       5.44
   Other interest-earning assets             4,215        173       4.10
                                          --------   --------   --------
     Total interest-earning assets         237,577     18,942       7.97

Non-interest-earning assets                  6,816
                                          --------
     Total assets                         $244,393
                                          ========

Interest-bearing liabilities:
   Deposits                               $191,870      9,085       4.73
   FHLB advances                            31,312      1,874       5.98
                                          --------   --------   --------
     Total interest-bearing
       liabilities                         223,182     10,959       4.91
                                          --------   --------   --------

Non-interest-bearing liabilities             1,473
                                          --------
     Total liabilities                     224,655

Shareholders' equity                        19,738
                                          --------
     Total liabilities and
       shareholders' equity               $244,393
                                          ========

Net interest income/
   Interest rate spread                              $  7,983       3.06%
                                                     ========   ========
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                         3.36%
                                                                ========
Average interest-earning assets to
   interest-bearing liabilities                                   106.45%
                                                                ========
-------------------------------------

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

                                                               1997 vs. 1996                    1996 vs. 1995
                                                     ---------------------------------  ----------------------------------
                                                            Increase (Decrease)                Increase (Decrease)
                                                                  due to                              due to
                                                     -------------------------------------------------------------------
                                                      Volume       Rate        Total       Volume      Rate      Total
                                                     -------     -------     -------     -------     -------     -------
                                                                                (In thousands)
Interest income attributable to:
   Loans receivable(1)                               $ 3,244     $   251     $ 3,495     $ 1,880     $    --     $ 1,880
   Mortgage-backed securities- available for sale        (18)         24           6          83          (4)         79
   Mortgage-backed securities- held to maturity         (107)        (21)       (128)       (113)        167          54
   Investment securities - available for sale            (73)         10         (63)         (1)          5           4
   Investment securities - held to maturity              120           1         121         126           3         129
   Other interest-earning assets(2)                       29         (21)          8         (98)        124          26
                                                     -------     -------     -------     -------     -------     -------

Total interest-earning assets                        $ 3,195     $   244     $ 3,439     $ 1,877     $   295     $ 2,172
                                                     =======     =======     =======     =======     =======     =======
Interest expense attributable to:
   Deposits                                          $ 1,031     $   278     $ 1,309     $   883     $   732     $ 1,615
   Borrowings                                            933          98        1031         207         (85)        122
                                                     -------     -------     -------     -------     -------     -------

     Total interest-bearing liabilities              $ 1,964     $   376     $ 2,340     $ 1,090     $   647     $ 1,737
                                                     =======     =======     =======     =======     =======     =======

Increase in net interest income                                              $ 1,099                             $   435
                                                                             =======                             =======
------------------------------

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

        Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from a theoretical 200 basis point (100 basis points equals 1%) change in market interest rates. Both a 200 basis point increase in market interest rates and a 200 basis point decrease in market interest rates are considered. If the NPV would decrease more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates, the institution would have to deduct 50% of the amount of the decrease in excess of such 2% in the calculation of the institution's risk-based capital, if the regulations were in effect. Even before the regulation is in effect, OTS could increase Winton's risk-based capital requirement on an individualized basis to address excess interest rate risk. See "Regulation - Office of Thrift Supervision -- Regulatory Capital Requirements."

        At September 30, 1997, 2% of the present value of Winton's assets was approximately $6.6 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $8.3 million at September 30, 1997, Winton would have been required to deduct approximately $850,000 (50% of the approximate $1.7 million difference) from its capital in determining whether Winton met its risk-based capital requirement, if the regulation had been in effect for Winton. Regardless of such reduction, however, Winton's risk-based capital at September 30, 1997, would still have exceeded the regulatory requirement by approximately $5.0 million.

        Presented below, as of September 30, 1997, is an analysis of Winton's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

                                                                                     September 30, 1997
                                                                        --------------------------------------------
        Change in Interest Rate           Board Limit                     $ Change                        % Change
            (Basis Points)                 % change                        In NPV                          in NPV
        -----------------------           -----------                     --------                        --------
                                                                                   (Dollars in thousands)

                +300                         (75)%                       $(12,965)                           (43)%
                +200                         (50)                          (8,301)                           (28)
                +100                         (20)                          (3,863)                           (13)
                   0                           0                                -                              -
                -100                         (15)                           2,801                              9
                -200                         (25)                           5,396                             18
                -300                         (35)                           8,105                             27


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

        The following table sets forth at the date indicated, the weighted average yields on Winton's interest-earning assets, the weighted average interest rates on interest-bearing liabilities, the interest rate spread and the net interest margin on interest-earning assets.

                                                                                 At September 30,
                                                                               -----------------------
                                                                               1997     1996     1995
                                                                               ----     ----     ----


Weighted average yield on loan portfolio                                       8.35%    8.18%    8.24%
Weighted average yield on mortgage-backed securities                           6.43     6.18     6.36
Weighted average yield on investment securities                                6.50     6.43     6.51
Weighted average yield on other interest-earning assets                        6.59     7.00     4.99
Weighted average yield on all interest-earning assets                          8.14     7.96     7.95
Weighted average interest rate paid on deposits                                5.31     5.18     5.13
Weighted average interest rate paid on borrowings                              6.22     6.15     6.11
Weighted average interest rate paid on all interest-bearing liabilities        5.48     5.34     5.26
Interest rate spread (spread between weighted average interest rate
    on all interest-earning assets and all interest-bearing liabilities)       2.66     2.62     2.69



COMPETITION

        Winton competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Winton competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage brokers and other lenders. Winton competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

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

PERSONNEL

        As of September 30, 1997, Winton had 76 full-time equivalent employees. Winton believes that relations with its employees are excellent. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.


                                   REGULATION

GENERAL

         WFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, WFC is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, WFC is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As a savings and loan association chartered under the laws of Ohio, Winton is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because Winton's deposits are insured by the FDIC, Winton also is subject to regulatory oversight by the FDIC. Winton must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Winton is in compliance with various regulatory requirements and is operating in a safe and sound manner. Winton is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and Winton may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Winton may engage and would probably subject Winton to more regulation by the FDIC. In addition, WFC might become subject to a different set of holding company regulations limiting the activities in which WFC may engage and subjecting WFC to additional regulatory requirements, including separate capital requirements. At this time, WFC cannot predict when or whether Congress may actually pass legislation regarding WFC's and Winton's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which WFC or Winton are authorized to engage, it is not anticipated that the current activities of either WFC or Winton will be materially affected by those activity limits.

OHIO CORPORATION LAW

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

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

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither WFC nor Winton has opted out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statue also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

OHIO SAVINGS AND LOAN REGULATION

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Winton is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

         REGULATORY CAPITAL REQUIREMENTS. Winton is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of their total assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Winton does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Winton includes a general loan loss allowance of $763,000 at September 30, 1997.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Winton's capital at September 30, 1997, met the standards for the highest category, a "well-capitalized" institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Winton at September 30, 1997, was approximately $18.7 million, or 7.0%, and exceeded the then applicable 5.0% liquidity requirement by approximately $5.8 million. Effective November 24, 1997, the liquidity requirement was reduced to 4%.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1997, Winton met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1997, Winton was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC is an affiliate of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 1997.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Winton meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of WFC, Winton is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Winton paid no dividends to WFC during fiscal 1997.

         HOLDING COMPANY REGULATION. WFC is a savings and loan holding company within the meaning of the HOLA. As such, WFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by WFC. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, WFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit WFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact WFC's current activities, which consist solely of holding stock of Winton. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of WFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1997, Winton met both those tests.

         If WFC acquired control of another savings institution, other than through a merger or other business combination with Winton, WFC would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of WFC and any of its subsidiaries (other than Winton or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF WFC AND WINTON. In addition to the Ohio law limitations on the merger and acquisition of Winton and WFC, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Winton or WFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Winton must be approved by the OTS as well as the Superintendent. Further, any merger of WFC in which WFC is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Winton is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Winton, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. Winton had approximately $195.6 million in deposits at March 31, 1995, and paid a special assessment of $1.3 million.

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Winton' activities and investments at September 30, 1997, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

         Effective December 16, 1997, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At September 30, 1997, Winton was in compliance with the reserve requirements then in effect and also the new requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Winton is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Winton was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $3.0 million at September 30, 1997.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1997, Winton's maximum limit on advances was approximately $60.0 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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


                                    TAXATION

FEDERAL TAXATION

         WFC and Winton are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, WFC and Winton may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Winton's average gross receipts for the three tax years ending on September 30, 1997, is $21.8 million and as a result, Winton does not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Winton, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, Winton used the percentage of taxable income method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Winton for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1997, the pre-1988 reserves of Winton for tax purposes totaled approximately $1.5 million. Winton believes it had approximately $15.1 million of accumulated earnings and profits for tax purposes as of September 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Winton have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

OHIO TAXATION

         WFC is subject to the Ohio corporation franchise tax, which, as applied to WFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii)
 .400% times taxable net worth.

         In computing its tax under the net worth method, WFC may exclude 100% of its investment in the capital stock of Winton, as reflected on the balance sheet of WFC in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Winton. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, WFC may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

         Winton is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of Winton determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," Winton is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.          DESCRIPTION OF PROPERTY

         The following table sets forth certain information at September 30, 1997, regarding the properties on which the main office and each branch office of Winton is located:

                                 Owned                       Date              Square                 Net
Location                         or leased                 acquired            footage           book value(1)
--------                         ---------                 --------            -------           -------------
                                                                                                (In thousands)

Main office:

5511 Cheviot Road                owned/leased                1967               8,600               $1,078
Cincinnati, Ohio  45247

Branch offices:

601 Main Street                  leased                      N/A                4,100                    -
Cincinnati, Ohio  45202

4517 Vine Street
Cincinnati, Ohio  45217          owned                       1932               2,600               $  100

10575 Harrison Avenue
Harrison, Ohio  45030            owned                       1981               4,800               $  577

7014 Vine Street
Cincinnati, Ohio  45216          owned                       1897               3,200               $  137
-----------------------------

(1)      Net book value amounts are for land, building and improvements.


         Winton also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Winton's investment in office premises and equipment totaled $2.6 million at September 30, 1997.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the shareholders of WFC during the last quarter of fiscal year ended September 30, 1997.

                                     PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1997 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF WINTON FINANCIAL'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

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


                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Winton Financial Corporation (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

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

         Not applicable

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K


                 (a)     Exhibits

                           Item 3     Amended Articles of Incorporation and Code of Regulations

                           Item 10    Material Contracts

                           Item 13    Portions of the 1997 Annual Report to Shareholders

                           Item 20    Proxy Statement for 1998 Meeting of Shareholders

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 1997.


                                                     WINTON FINANCIAL CORPORATION


                                                     By /s/ Robert L. Bollin
                                                        ---------------------------------
                                                        Robert L. Bollin
                                                        President, Chief Executive
                                                        Officer and a Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 By /s/ Jill M. Burke                             By /s/ Robert J. Bollin
    ---------------------------------                ---------------------------------
    Jill M. Burke,                                   Robert J. Bollin,
    Principal Financial Officer                      Director
    and Principal Accounting
    Officer



Date:  December 19, 1997                             Date:  December 19, 1997



 By /s/ Robert E. Hoeweler                        By /s/ Thomas H. Humes
    ---------------------------------                ---------------------------------
    Robert E. Hoeweler,                              Thomas H. Humes,
    Director                                         Director



Date:  December 19, 1997                             Date:  December 19, 1997



 By /s/ Timothy M. Mooney                         By /s/ William J. Parchman
    ---------------------------------                ---------------------------------
    Timothy M. Mooney,                               William J. Parchman,
    Director                                         Director



Date:  December 19, 1997                             Date:  December 19, 1997


 By /s/ Henry L. Schulhoff                        By /s/ J. Clay Stinnett
    ---------------------------------                ---------------------------------
    Henry L. Schulhoff,                              J. Clay Stinnett,
    Director                                         Director


Date:  December 19, 1997                             Date:  December 19, 1997


                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER      DESCRIPTION                                                  PAGE NUMBER


     3.1        Articles of Incorporation, as amended through February 1,    Incorporated by reference to the Current 1995,
                1995, of Winton Financial Corporation                        Report on Form 8-K dated June 21, 1995 and
                                                                             filed by WFC (the "8-K") with the
                                                                             Securities and Exchange Commission (the
                                                                             "SEC"), Exhibit 4a


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


     10.5      Employment Agreement between WFC, Winton and Robert L.        Incorporated by reference to Quarterly
               Bollin, dated May 1, 1997                                     Report on Form 10-QSB for the quarter ended
                                                                             June 30, 1997, filed by WFC with the SEC in
                                                                             August 1997 (the "6/97 10-QSB")


     10.6      Employment Agreement between WFC, Winton and Gregory J.       Incorporated by reference to the 6/97 10-QSB
               Bollin, dated May 1, 1997

     10.7      Employment Agreement between WFC, Winton and James M.         Incorporated by reference to Quarterly
               Brigger, dated May 1, 1996                                    Report Form 10-QSB for the quarter ended
                                                                             June 30, 1996 filed by WFC with the SEC in
                                                                             August, 1996 (the "6/96 10-QSB")


     10.8      Employment Agreement between WFC, Winton and Jill M. Burke,   Incorporated by reference to the 6/96 10-QSB
               dated May 1, 1996

     10.9      Employment Agreement between WFC, Winton and Mary Ellen       Incorporated by reference to the 6/96 10-QSB
               Lovett

     10.10     Employment Agreement between WFC, Winton and Anthony G.       Incorporated by reference to the 6/96 10-QSB
               Gerstner, dated May 1, 1996

     13        Portions of the Winton Financial Corporation 1997 Annual
               Report to Shareholders

     20        Proxy Statement for the 1998 Annual Meeting of
               Shareholders of Winton Financial Corporation

     21        Subsidiaries of the Registrant                                Incorporated by reference to the Annual
                                                                             Report on Form 10-KSB in the fiscal year
                                                                             ended September 30, 1996, filed by WFC with
                                                                             the SEC on December 24, 1996, Exhibit 21

     27        Financial Data Schedule

     99        Safe Harbor Under the Private Securities Litigation
               Reform Act of 1995