Form 10QSB
period 1997-12-31
WINTON FINANCIAL CORP
filed 1998-02-13
CIK 857907

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1997
                               ---------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-18993
                   ---------

                          WINTON FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                                  31-1303854
-------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

5511 Cheviot Road
Cincinnati, Ohio                                                     45247
----------------------                                             --------
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

As of February 1, 1998, the latest practicable date, 2,007,152 shares of the registrant's common stock, no par value, were issued and outstanding.

                               Page 1 of 15 pages

                          WINTON FINANCIAL CORPORATION

                                      INDEX

                                                                          Page
                                                                          ----

PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition                                                3

                  Consolidated Statements of Earnings                      4

                  Consolidated Statements of Cash Flows                    5

                  Notes to Consolidated Financial Statements               7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              10

PART II  -        OTHER INFORMATION                                       14

SIGNATURES                                                                15



                                               WINTON FINANCIAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                          (In thousands, except share data)

                                                                                         DECEMBER 31,         SEPTEMBER 30,
         ASSETS                                                                              1997                  1997

Cash and due from banks                                                                  $  1,736              $  1,367
Interest-bearing deposits in other financial institutions                                   2,958                 1,419
                                                                                          -------               -------
         Cash and cash equivalents                                                          4,694                 2,786

Investment securities available for sale - at market                                        4,599                 3,631
Investment securities - at cost, approximate market
  value of $13,188 and $12,679 at December 31,
  1997 and September 30, 1997                                                              13,092                12,585
Mortgage-backed securities available for sale - at market                                     746                   799
Mortgage-backed securities - at cost, approximate market
  value of  $13,887 and $14,345 at December 31,
  1997 and September 30, 1997                                                              14,175                14,614
Loans receivable - net                                                                    276,075               276,334
Loans held for sale - at lower of cost or market                                            7,027                 4,210
Office premises and equipment - net                                                         2,645                 2,627
Real estate acquired through foreclosure                                                      509                   513
Federal Home Loan Bank stock - at cost                                                      3,052                 2,998
Accrued interest receivable on loans                                                        2,125                 2,185
Accrued interest receivable on mortgage-
  backed securities                                                                           106                   109
Accrued interest receivable on investments                                                    240                   241
Prepaid expenses and other assets                                                             364                   393
Intangible assets - net                                                                       448                   463
                                                                                         --------              --------

         Total assets                                                                    $329,897              $324,488
                                                                                         ========              ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $248,070              $240,317
Advances from the Federal Home Loan Bank                                                   53,409                57,425
Accounts payable on mortgage loans serviced for others                                        853                   842
Advance payments by borrowers for taxes and insurance                                         776                   412
Other liabilities                                                                           1,102                 1,137
Accrued federal income taxes                                                                  265                    85
Deferred federal income taxes                                                               1,031                   993
                                                                                         --------              --------
         Total liabilities                                                                305,506               301,211

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                               -                     -
  Common stock - 5,000,000 shares without par value
    authorized; 2,006,152 and 1,986,152 shares issued and outstanding                          -                     -
  Additional paid-in capital                                                                6,762                 6,501
  Retained earnings - substantially restricted                                             17,182                16,474
  Unrealized gains on securities designated as available for sale, net                        447                   302
                                                                                         --------              --------
         Total shareholders' equity                                                        24,391                23,277
                                                                                         --------              --------

         Total liabilities and shareholders' equity                                      $329,897              $324,488
                                                                                         ========              ========


                                           WINTON FINANCIAL CORPORATION

                                        CONSOLIDATED STATEMENTS OF EARNINGS

                                      For the three months ended December 31,
                                         (In thousands, except share data)

                                                                               1997                   1996

Interest income
  Loans                                                                      $ 6,046               $ 5,296
  Mortgage-backed securities                                                     230                   282
  Investment securities                                                          262                   193
  Interest-bearing deposits and other                                             61                    46
                                                                             -------               -------
         Total interest income                                                 6,599                 5,817

Interest expense
  Deposits                                                                     3,243                 2,885
  Borrowings                                                                     783                   673
                                                                             -------               -------
         Total interest expense                                                4,026                 3,558
                                                                             -------               -------

         Net interest income                                                   2,573                 2,259

Other income
  Gain on sale of mortgage loans                                                 247                   214
  Gain on sale of mortgage-backed securities                                    --                      36
  Loss on sale of real estate acquired through foreclosure                      --                      (4)
  Service fees, charges and other                                                103                    90
                                                                             -------               -------
         Total other income                                                      350                   336

General, administrative and other expense
  Employee compensation and benefits                                             740                   660
  Occupancy and equipment                                                        310                   291
  Federal deposit insurance premiums                                              37                   126
  Franchise taxes                                                                 68                    64
  Amortization of intangible assets                                               15                    15
  Advertising                                                                     48                    38
  Other                                                                          241                   254
                                                                             -------               -------
         Total general, administrative and other expense                       1,459                 1,448
                                                                             -------               -------

         Earnings before income taxes                                          1,464                 1,147

Federal income taxes
  Current                                                                        541                  (230)
  Deferred                                                                       (37)                  620
                                                                             -------               -------
         Total federal income taxes                                              504                   390
                                                                             -------               -------

         NET EARNINGS                                                        $   960               $   757
                                                                             =======               =======

         EARNINGS PER SHARE
           Basic                                                             $   .48               $   .38
                                                                             =======               =======

           Diluted                                                           $   .46               $   .38
                                                                             =======               =======

         DIVIDENDS PAID PER COMMON SHARE                                     $  .125               $  .105
                                                                             =======               =======



                                           WINTON FINANCIAL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the three months ended December 31,
                                                  (In thousands)

                                                                                        1997                1996
Cash flows from operating activities:
  Net earnings for the period                                                       $    960            $    757
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                          10                --
    Amortization of deferred loan origination fees                                       (90)                (63)
    Depreciation and amortization                                                         99                  95
    Amortization of intangible assets                                                     15                  15
    Gain on sale of mortgage loans                                                      (214)               (115)
    Gain on sale of mortgage-backed securities                                           --                  (36)
    Loss on sale of real estate acquired through foreclosure                             --                    4
    Loans originated for sale in the secondary market                                (18,774)             (9,473)
    Proceeds from sale of loans in the secondary market                               16,171              12,422
    Federal Home Loan Bank stock dividends                                               (54)                (42)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                60                 159
      Accrued interest receivable on mortgage-backed securities                            3                   4
      Accrued interest receivable on investments                                           1                 (41)
      Prepaid expenses and other assets                                                   29                  63
      Accounts payable on mortgage loans serviced for others                              11                  51
      Other liabilities                                                                  (35)             (1,379)
      Federal income taxes
        Current                                                                          180                (630)
        Deferred                                                                         (37)                620
                                                                                    --------            --------
          Net cash provided by (used in) operating activities                         (1,665)              2,411

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                     483                 586
  Proceeds from sale of investment securities                                            --                  122
  Proceeds from the maturity of investment securities                                  3,500               2,000
  Purchase of investment securities designated as held to maturity                    (4,008)             (2,500)
  Purchase of investment securities designated as available for sale                    (748)                --
  Loan principal repayments                                                           20,869              21,694
  Loan disbursements                                                                 (23,019)            (24,245)
  Sale of loan participations                                                          2,499                 --
  Purchase of office premises and equipment                                             (113)                (45)
  Additions to real estate acquired through foreclosure                                  --                 (211)
  Proceeds from sale of real estate acquired through foreclosure                         --                   16
                                                                                    --------            --------
          Net cash used in investing activities                                         (537)             (2,583)
                                                                                    --------            --------

          Net cash used in operating and investing
            activities (balance carried forward)                                      (2,202)               (172)




                                           WINTON FINANCIAL CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                      For the three months ended December 31,
                                                  (In thousands)

                                                                                             1997                1996


          Net cash used in operating and investing
            activities (balance brought forward)                                         $ (2,202)            $  (172)

Cash flows from financing activities:
  Net increase in deposit accounts                                                          7,753                  28
  Repayments of Federal Home Loan Bank advances                                           (13,016)             (4,014)
  Proceeds from Federal Home Loan Bank advances                                             9,000               4,000
  Advances by borrowers for taxes and insurance                                               364                 285
  Proceeds from exercise of stock options                                                     261                --
  Dividends paid on common stock                                                             (252)               (208)
                                                                                         --------             -------
          Net cash provided by financing activities                                         4,110                  91
                                                                                         --------             -------

Net increase (decrease) in cash and cash equivalents                                        1,908                 (81)

Cash and cash equivalents at beginning of period                                            2,786               1,504
                                                                                         --------             -------

Cash and cash equivalents at end of period                                               $  4,694             $ 1,423
                                                                                         ========             =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                 $    300             $   400
                                                                                         ========             =======

    Interest on deposits and borrowings                                                  $  3,942             $ 3,531
                                                                                         ========             =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                 $    145             $    (1)
                                                                                         ========             =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 122                                                                         $     33             $    99
                                                                                         ========             =======

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1997 and 1996

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation (the "Corporation" or "Winton Financial") included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of Winton Financial and The Winton Savings and Loan Co. (the "Company" or "Winton Savings"). All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                          WINTON FINANCIAL CORPORATION

          For the three month periods ended December 31, 1997 and 1996

3.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

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

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

                          WINTON FINANCIAL CORPORATION

          For the three month periods ended December 31, 1997 and 1996

3.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

4.       Earnings Per Share
         ------------------

         Basic earnings per share for the three month periods ended December 31, 1997 and 1996 is computed based on 2,003,869 and 1,986,152 weighted-average shares outstanding during the respective periods.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, i.e. the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 2,069,405 for the three month periods ended December 31, 1997, and 1,996,268 for the three months ended December 31, 1996.

                          WINTON FINANCIAL CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

In the following pages, management presents an analysis of Winton Financial's financial condition as of December 31, 1997, and the results of operations for the three-month period ended December 31, 1997, compared to the same period in 1996. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the statements in the referenced sections of this discussion and analysis are forward looking and are therefore, subject to such risks and uncertainties.

1. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Discussion of Changes in Financial Condition from September 30, 1997 to December 31, 1997" and "Comparison of Results of Operations for the Three Months Ended December 31, 1997 and 1996."

2. Management's determination of the potential effects of the year 2000 on its information technology systems as set forth under "Other Matters."

Discussion of Financial Condition Changes from September 30, 1997 to December
-----------------------------------------------------------------------------
31, 1997
--------

At December 31, 1997, the Corporation had total assets of $329.9 million, an increase of approximately $5.4 million, or 1.7%, over the level at September 30, 1997. The growth in assets was funded primarily by deposit growth of $7.8 million and net undistributed earnings of $708,000, which were partially offset by a decline in Federal Home Loan Bank advances of $4.0 million.

Investment securities totaled approximately $17.7 million at December 31, 1997, an increase of approximately $1.5 million, or 9.1%, over September 30, 1997 levels, as purchases of $4.8 million exceeded maturities of $3.5 million during the period.

Mortgage-backed securities totaled approximately $14.9 million at December 31, 1997, a decrease of approximately $492,000, or 3.2%, since September 30, 1997, primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $283.1 million, an increase of approximately $2.6 million, or .9%, over the level at September 30, 1997. Proceeds from loan sales increased by $3.7 million during the current period to $16.2 million, loan originations totaled $41.8 million, principal repayments amounted to $20.9 million and sale of participations totaled $2.5 million.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from September 30, 1997 to December
-----------------------------------------------------------------------------
31, 1997 (continued)
--------------------

At December 31, 1997, the allowance for loan losses of Winton Savings totaled $827,000, the same level maintained at September 30, 1997. At December 31, 1997, the allowance represented approximately .28% of the total loan portfolio and 261% of total nonperforming loans. At December 31, 1997, the ratio of total nonperforming loans to total loans amounted to .11% as compared to .16% at September 30, 1997. Although management believes that its allowance for loan losses at September 30, 1997 was adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $248.1 million at December 31, 1997, an increase of $7.8 million, or 3.2%, over September 30, 1997 levels. During fiscal 1997, management elected to employ a strategy to achieve growth in the deposit portfolio that included acquisition of brokered certificates of deposit. Such brokered deposits totaled $20.0 million and $16.3 million at December 31, 1997 and September 30, 1997, respectively.

The Company is subject to capital standards which generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At December 31, 1997, the Company's tangible capital of $23.2 million, or 7.1%, exceeded the minimum requirement of $4.9 million by $18.3 million, the Company's core capital of $23.2 million, or 7.1%, exceeded the minimum requirement of $9.8 million by $13.4 million, and the Company's risk-based capital of $24.0 million, or 11.1%, exceeded the 8% requirement by approximately $6.6 million.

Comparison of Operating Results for the Three Month Periods ended December 31,
------------------------------------------------------------------------------
1997 and 1996
-------------

General
-------

Net earnings totaled $960,000 for the three months ended December 31, 1997, as compared to $757,000 for the same period in 1996, an increase of $203,000, or 26.8%. The increased earnings resulted primarily from a $314,000 increase in net interest income and a $14,000 increase in other income, which were partially offset by an $11,000 increase in general, administrative and other expense, and a $114,000 increase in the provision for federal income taxes.

Net Interest Income
-------------------

Interest on loans and mortgage-backed securities increased by $698,000, or 12.5%, for the three months ended December 31, 1997, compared to the same period in 1996. The increase resulted primarily from a $26.5 million increase in the weighted-average portfolio outstanding year to year and a 20 basis point increase in yield to 8.51%, for the three months ended December 31, 1997.

                          WINTON FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods ended December 31,
------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------------------

Net Interest Income (continued)
-------------------------------

Interest income on investment securities, interest-bearing deposits and other increased by $84,000, or 35.1%, for the three months ended December 31, 1997. The increase is a result of a $6.4 million increase in the average balance outstanding, which was partially offset by a decrease in yields due to replacement of called securities at a lower yield.

Interest expense on deposits increased by $358,000, or 12.4%, for the three months ended December 31, 1997. The increase was primarily attributable to a $23.3 million increase in weighted-average deposits outstanding year to year, coupled with an increase in the weighted-average cost of deposits.

Interest expense on borrowings increased $110,000, or 16.3%, during the current quarter, primarily due to an increase of $6.5 million in the weighted-average balances of Federal Home Loan Bank advances outstanding, coupled with an increase in the weighted-average cost of Federal Home Loan Bank advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $314,000, or 13.9%, to a total of $2.6 million for the three months ended December 31, 1997, compared to the same period in 1996. The interest rate spread increased by 4 basis points, to 2.92% for the three months ended December 31, 1997, while the net interest margin increased by 6 basis points, to 3.25% for the three months ended December 31, 1997, compared to 3.19% for the comparable period in 1996.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, and the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's loan portfolio. As a result of such analysis, management concluded that the allowance for losses on loans was adequate, and therefore did not provide a provision for loan losses during the three-month period ended December 31, 1997. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income
------------

Other income increased by $14,000, or 4.2%, for the three months ended December 31, 1997, compared to the 1996 quarter, primarily due to an increase of $33,000 in gain on sale of mortgage loans, a $13,000 increase in service fees, charges and other and a $4,000 loss on sale of real estate acquired through foreclosure recorded in 1996, which were partially offset by a $36,000 gain on sale of mortgage-backed securities designated as available for sale recorded in 1996.

                          WINTON FINANCIAL CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods ended December 31,
------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $11,000, or .8%, for the quarter ended December 31, 1997, compared to the same period in 1996. The increase consisted primarily of an $80,000, or 12.1%, increase in employee compensation and benefits, a $19,000, or 6.5%, increase in occupancy and equipment, a $4,000, or 6.3%, increase in franchise tax expense, and a $10,000, or 26.3%, increase in advertising expense, which were partially offset by a $13,000, or 5.1 %, decrease in other operating expenses and an $89,000, or 70.6%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits resulted primarily from increased staffing levels coupled with normal merit increases, which were partially offset by an increase in deferred loan origination costs due to the increased lending volume. The decline in federal deposit insurance premiums resulted from lower premium rates following the recapitalization of the Savings Association Insurance Fund in November 1996.

Federal Income Taxes
--------------------

The provision for federal income taxes amounted to $504,000 for the three months ended December 31, 1997, an increase of $114,000, or 29.2%, over the same period in 1996. The increase resulted primarily from a $317,000, or 27.6%, increase in pretax earnings. The effective tax rates were 34.4% and 34.0% for the three month periods ended December 31, 1997 and 1996, respectively.

Other Matters
-------------

As with all providers of financial services, Winton Savings's operations are heavily dependent on information technology systems. The Company is addressing the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Company is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, the Company has not identified any specific expenses that are reasonably likely to be incurred by the Company in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Company's current systems, programs and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Company's primary market area is not significantly dependent upon one employer or industry, the Company does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

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

          Not applicable

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On January 30, 1998, the Annual Meeting of the Shareholders of Winton Financial Corporation was held. Three directors were nominated for re-election and were re-elected for terms expiring in 2001, pursuant to the following respective votes:

          Robert J. Bollin           For:  1,689,894          Withheld:  14,054
          Thomas H. Humes            For:  1,689,894          Withheld:  14,054
          Henry L. Schulhoff         For:  1,689,894          Withheld:  14,054

          The shareholders also ratified the selection of Grant Thornton LLP as the auditors of Winton Financial Corporation for the current fiscal year, pursuant to the following vote:

          For:  1,665,665         Against:  29,956         Abstain:    8,327

ITEM 5.   Other Materially Important Events
          ---------------------------------

          None

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          There were no Form 8-K's filed by Winton Financial Corporation during the quarter ended December 31, 1997.

          Exhibit 27: Financial Data Schedule for the Three Months Ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 1998                     By: /s/Robert L. Bollin
     -------------------------                -------------------------------
                                              Robert L. Bollin
                                              President

Date: February 12, 1998                     By: /s/Jill M. Burke
     -------------------------                -------------------------------
                                              Jill M. Burke
                                              Chief Financial Officer