Form 10QSB
period 1998-03-31
WINTON FINANCIAL CORP
filed 1998-05-14
CIK 857907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               ---------------------------------------

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

Yes   X                                                  No ____

As of May 1, 1998, the latest practicable date, 4,014,304 shares of the registrant's common stock, no par value, were issued and outstanding.










                               Page 1 of 17 pages

                          Winton Financial Corporation

                                      INDEX

                                                                        Page

PART I  -   FINANCIAL INFORMATION

                Consolidated Statements of Financial
                Condition                                                 3

                Consolidated Statements of Earnings                       4

                Consolidated Statements of Cash Flows                     5

                Notes to Consolidated Financial Statements                7

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                               10


PART II -   OTHER INFORMATION                                            16

SIGNATURES                                                               17


                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                          March 31,       September 30,
         ASSETS                                                                                1998                1997
Cash and due from banks                                                                  $    1,367          $    1,367
Interest-bearing deposits in other financial institutions                                       795               1,419
                                                                                         ----------           ---------
         Cash and cash equivalents                                                            2,162               2,786

Investment securities available for sale - at market                                          5,383               3,631
Investment securities - at cost, approximate market
  value of $13,209 and $12,679 at March 31, 1998 and
  September 30, 1997                                                                         13,104              12,585
Mortgage-backed securities available for sale - at market                                       695                 799
Mortgage-backed  securities - at cost,  approximate  market value of $13,739 and
  $14,345 at March 31, 1998
  and September 30, 1997                                                                     13,849              14,614
Loans receivable - net                                                                      293,780             276,334
Loans held for sale - at lower of cost or market                                              5,694               4,210
Office premises and equipment - net                                                           2,642               2,627
Real estate acquired through foreclosure                                                        504                 513
Federal Home Loan Bank stock - at cost                                                        3,274               2,998
Accrued interest receivable on loans                                                          2,207               2,185
Accrued interest receivable on mortgage-backed securities                                       103                 109
Accrued interest receivable on investments                                                      260                 241
Prepaid expenses and other assets                                                               636                 393
Intangible assets - net                                                                         432                 463
Prepaid federal income taxes                                                                    136                  -
                                                                                           --------            --------

         Total assets                                                                      $344,861            $324,488
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $251,606            $240,317
Advances from the Federal Home Loan Bank                                                     64,393              57,425
Accounts payable on mortgage loans serviced for others                                          855                 842
Advance payments by borrowers for taxes and insurance                                           440                 412
Other liabilities                                                                             1,178               1,137
Accrued federal income taxes                                                                     -                   85
Deferred federal income taxes                                                                 1,208                 993
                                                                                          ---------          ----------
         Total liabilities                                                                  319,680             301,211

Shareholders' equity
  Preferred stock - 2,000,000 shares without par
    value authorized; no shares issued                                                           -                   -
  Common stock - 5,000,000 shares without par value authorized;
    4,014,304 and 1,986,152 shares issued and outstanding                                        -                   -
  Additional paid-in capital                                                                  6,775               6,501
  Retained earnings - substantially restricted                                               17,933              16,474
  Unrealized gains on securities designated as available for sale, net                          473                 302
                                                                                           --------            --------
         Total shareholders' equity                                                          25,181              23,277
                                                                                           --------            --------

         Total liabilities and shareholders' equity                                        $344,861            $324,488
                                                                                            =======             =======


                          Winton Financial Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                            Six months ended              Three months ended
                                                                                March 31,                      March 31,
                                                                            1998         1997             1998         1997
Interest income
  Loans                                                                  $11,942      $10,643           $5,991       $5,423
  Mortgage-backed securities                                                 460          562              230          280
  Investment securities                                                      535          392              272          199
  Interest-bearing deposits and other                                        121           93               60           47
                                                                        --------    ---------          -------      -------
         Total interest income                                            13,058       11,690            6,553        5,949

Interest expense
  Deposits                                                                 6,429        5,785            3,186        2,901
  Borrowings                                                               1,576        1,398              793          725
                                                                         -------      -------           ------       ------
         Total interest expense                                            8,005        7,183            3,979        3,626
                                                                         -------      -------            -----        -----

         Net interest income                                               5,053        4,507            2,574        2,323

Other income
  Gain on sale of mortgage loans                                             633          272              385           57
  Mortgage servicing fee income (expense)                                     74          155              (20)          79
  Gain on sale of investments and mortgage-backed securities
    designated as available for sale                                          -            36               -            -
  Gain on sale of real estate acquired through foreclosure                    -            32               -            36
  Other operating                                                            206          181              103           91
                                                                         -------      -------           ------      -------
         Total other income                                                  913          676              468          263

General, administrative and other expense
  Employee compensation and benefits                                       1,454        1,361              714          701
  Occupancy and equipment                                                    641          593              331          302
  Federal deposit insurance premiums                                          74          134               37            9
  Franchise taxes                                                            146          131               78           67
  Amortization of intangible assets                                           31           31               15           15
  Advertising                                                                110           78               61           39
  Other operating                                                            521          505              281          250
                                                                         -------      -------           ------       ------
         Total general, administrative and other expense                   2,977        2,833            1,517        1,383
                                                                         -------      -------            -----        -----

         Earnings before income taxes                                      2,989        2,350            1,525        1,203

Federal income taxes
  Current                                                                    901          123              360          353
  Deferred                                                                   126          676              163           56
                                                                         -------     --------           ------      -------
         Total federal income taxes                                        1,027          799              523          409
                                                                         -------     --------           ------       ------

         NET EARNINGS                                                   $  1,962     $  1,551         $  1,002      $   794
                                                                         =======      =======          =======       ======

         EARNINGS PER SHARE
           Basic                                                            $.49         $.39              $.25         $.20
                                                                             ===          ===               ===          ===

           Diluted                                                          $.47         $.39              $.24         $.20
                                                                             ===          ===               ===          ===

           Dividends per share                                            $.1250       $.1100            $.0625       $.0575
                                                                           =====        =====             =====        =====


                          Winton Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                        1998         1997
Cash flows from operating activities:
  Net earnings for the period                                                       $  1,962     $  1,551
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments
      and mortgage-backed securities                                                      14            5
    Amortization of deferred loan origination fees                                      (139)        (118)
    Depreciation                                                                         203          191
    Amortization of intangible assets                                                     31           31
    Gain on sale of investment and mortgage-backed securities
      designated as available for sale                                                    -           (36)
    Gain on sale of mortgage loans                                                      (493)        (140)
    Gain on sale of real estate acquired through foreclosure                              -           (32)
    Loans disbursed for sale in secondary market                                     (42,536)     (13,051)
    Proceeds from sale of mortgage loans                                              41,545       15,794
    Federal Home Loan Bank stock dividends                                              (108)         (85)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                               (22)        (105)
      Accrued interest receivable on mortgage-backed securities                            6            6
      Accrued interest receivable on investments                                         (19)         (34)
      Prepaid expenses and other assets                                                 (243)        (120)
      Accounts payable on mortgage loans serviced for others                              13           48
      Other liabilities                                                                   41       (1,464)
      Federal income taxes
        Current                                                                         (221)        (278)
        Deferred                                                                         126          676
                                                                                    --------     --------
         Net cash provided by operating activities                                       160        2,839

Cash flows from investing activities:
  Proceeds from maturity of investment securities                                      5,800        3,000
  Proceeds from sale of investment securities designated as available for sale            -           122
  Purchase of investment securities designated as held to maturity                    (6,322)      (3,499)
  Purchase of investment securities designated as available for sale                  (1,495)          -
  Principal repayments on mortgage-backed securities                                     861        1,225
  Loan principal repayments                                                           39,244       32,758
  Loan disbursements                                                                 (61,050)     (53,448)
  Sale of loan participations                                                          4,499        3,635
  Proceeds from sale of real estate acquired through foreclosure                          -            94
  Additions to real estate acquired through foreclosure                                   -           (13)
  Purchase and renovation of office premises and equipment                              (209)         (70)
  Purchase of Federal Home Loan Bank stock                                              (168)        (242)
                                                                                     -------      -------
         Net cash used in investing activities                                       (18,840)     (16,438)
                                                                                      ------       ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                 (18,680)     (13,599)
                                                                                      ------       ------

                          Winton Financial Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,

                                 (In thousands)
                                                                                          1998             1997
         Net cash used in operating and investing activities
           (balance brought forward)                                                  $(18,680)        $(13,599)

Cash flows from financing activities:
  Net increase in deposit accounts                                                      11,289            8,154
  Proceeds from Federal Home Loan Bank advances                                         41,000           14,000
  Repayment of Federal Home Loan Bank advances                                         (34,032)          (7,528)
  Advances by borrowers for taxes and insurance                                             28               22
  Proceeds from exercise of stock options                                                  274               -
  Dividends paid on common stock                                                          (503)            (437)
                                                                                       -------          -------
         Net cash provided by financing activities                                      18,056           14,211
                                                                                       -------          -------

Net increase (decrease) in cash and cash equivalents                                      (624)             612

Cash and cash equivalents at beginning of period                                         2,786            1,504
                                                                                      --------         --------

Cash and cash equivalents at end of period                                           $   2,162        $   2,116
                                                                                      ========         ========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                             $   1,060        $     400
                                                                                      ========         ========

    Interest on deposits and borrowings                                              $   7,867        $   7,110
                                                                                      ========         ========

Supplemental disclosure of noncash investing activities:
  Transfer from loans to real estate acquired through foreclosure                    $      -         $     200
                                                                                      ========         ========

  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                       $     171        $      17
                                                                                      ========         ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                     $     140        $     132
                                                                                      ========         ========


                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the three and six month periods ended March 31, 1998 and 1997


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation (the "Corporation" or "Winton Financial") included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and The Winton Savings and Loan Co. (the "Company" or "Winton Savings"). All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                          Winton Financial Corporation

        For the three and six month periods ended March 31, 1998 and 1997


3.       Effects of Recent Accounting Pronouncements (continued)

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

         SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Corporation's consolidated financial position or results of operations.

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

                          Winton Financial Corporation

        For the three and six month periods ended March 31, 1998 and 1997


3.       Effects of Recent Accounting Pronouncements (continued)

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

4.       Earnings Per Share

         Basic  earnings  per share for the six and three  month  periods  ended
         March  31,  1998  is  computed   based  on  4,010,898   and   4,014,126
         weighted-average shares outstanding during the respective periods.

         Basic earnings per share for each of the six and three month periods ended March 31, 1997, is computed based on 3,972,304 weighted-average shares outstanding.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,174,240 and 4,198,456 for the six and three month periods ended March 31, 1998, and 3,997,532 and 3,950,664 for the six and three month periods ended March 31, 1997.

         Basic and diluted earnings per share for the six and three month periods ended March 31, 1997 have been restated to give effect to the Corporation's two-for-one stock split which was effected on March 31, 1998.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the Corporation's financial condition as of March 31, 1998, and the results of operations for the six and three month periods ended March 31, 1998, compared to the same periods in 1997. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the statements in the following referenced sections of this discussion and analysis are forward looking and are therefore, subject to such risks and uncertainties.

1. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Discussion of Changes in Financial Condition from September 30, 1997 to March 31, 1998" and "Comparison of Results of Operations for the Six Months Ended March 31, 1998 and 1997."

2. Management's determination of the potential effects of the year 2000 on its information technology systems as set forth under "Other Matters."


Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998

At March 31, 1998, the Corporation had total assets of $344.9 million, an increase of approximately $20.4 million, or 6.3%, over the level at September 30, 1997. The growth in assets was funded primarily by deposit growth of $11.3 million, an increase in Federal Home Loan Bank advances of $7.0 million and undistributed net earnings of $1.5 million.

Investment securities totaled approximately $18.5 million at March 31, 1998, an increase of approximately $2.3 million, or 14.0%, over September 30, 1997 levels, as purchases of $7.8 million exceeded maturities of $5.8 million during the period.

Mortgage-backed securities totaled approximately $14.5 million at March 31, 1998, a decrease of approximately $869,000, or 5.6%, since September 30, 1997, primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $299.5 million at March 31, 1998, an increase of approximately $18.9 million, or 6.7%, over the level at September 30, 1997. Proceeds from loan sales increased by $25.8 million during the current period to $41.5 million, loan originations totaled $103.6 million, principal repayments amounted to $39.2 million and sale of participations totaled $4.5 million.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1997 to March 31, 1998 (continued)

At March 31, 1998, the allowance for loan losses of Winton Savings totaled $807,000, a decrease of $20,000 from the level maintained at September 30, 1997. At March 31, 1998, the allowance represented approximately .28% of the total loan portfolio and 336% of total nonperforming loans. At March 31, 1998, the ratio of total nonperforming loans to total loans amounted to .08% as compared to .16% at September 30, 1997. Although management believes that its allowance for loan losses at March 31, 1998 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $251.6 million at March 31, 1998, an increase of $11.3 million, or 4.7%, over September 30, 1997 levels. During fiscal 1997, management elected to employ a strategy to achieve growth in the deposit portfolio that included acquisition of brokered certificates of deposit. Such brokered deposits totaled $27.3 million and $16.3 million at March 31, 1998 and September 30, 1997, respectively.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 1998, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six Month Periods ended March 31, 1998 and 1997

General

Net earnings totaled $2.0 million for the six months ended March 31, 1998, compared to $1.6 million for the same period in 1997, an increase of $411,000, or 26.5%. The increased earnings resulted primarily from a $546,000 increase in net interest income and a $237,000 increase in other income, which were partially offset by an $144,000 increase in general, administrative and other expense, and a $228,000 increase in the provision for federal income taxes.

Net Interest Income

Interest on loans and mortgage-backed securities increased by $1.2 million, or 10.7%, for the six months ended March 31, 1998, compared to the same period in 1997. The increase resulted primarily from a $25.2 million increase in the weighted-average portfolio outstanding year to year and a 10 basis point increase in yield, to 8.30% for the six months ended March 31, 1998.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods ended March 31, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest income on investment securities, interest-bearing deposits and other increased by $171,000, or 35.3%, for the six months ended March 31, 1998, compared to the comparable period in 1997. The increase resulted from a $6.1 million increase in the average balance outstanding, which was partially offset by a decrease in yields due to replacement of called securities at a lower yield.

Interest expense on deposits increased by $644,000, or 11.1%, for the six months ended March 31, 1998 compared to the comparable period in 1997. The increase was primarily attributable to a $22.4 million increase in weighted-average deposits outstanding year to year, coupled with a five basis point increase in the weighted-average cost of deposits to 5.21% for the six months ended March 31, 1998.

Interest expense on borrowings increased by $178,000, or 12.7%, during the six months ended March 31, 1998, compared to the same period in 1997, primarily due to an increase of $5.8 million in the weighted-average balances of Federal Home Loan Bank advances outstanding, coupled with an increase in the weighted-average cost of Federal Home Loan Bank advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $546,000, or 12.1%, to a total of $5.1 million for the six months ended March 31, 1998, compared to the same period in 1997. The interest rate spread decreased by 10 basis points, to 2.83% for the six months ended March 31, 1998, while the net interest margin decreased by 7 basis points, to 3.16% for the six months ended March 31, 1998, compared to 3.23% for the comparable period in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, and the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's loan portfolio. As a result of such analysis, management concluded that the allowance for losses on loans was adequate, and therefore did not provide a provision for loan losses during the six-month period ended March 31, 1998. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $237,000, or 35.1%, for the six months ended March 31, 1998, compared to the 1997 period, primarily due to an increase of $361,000 in gain on sale of mortgage loans and a $25,000 increase in service fees, charges and other which were partially offset by an $81,000 decrease in mortgage servicing fees and the absence of a $32,000 gain on sale of real estate acquired through foreclosure and a $36,000 gain on sale of investments and mortgage-backed securities designated as available for sale recorded in 1997.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods ended March 31, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $144,000, or 5.1%, for the six months ended March 31, 1998, compared to the same period in 1997. The increase consisted primarily of a $93,000, or 6.8%, increase in employee compensation and benefits, a $48,000, or 8.1%, increase in occupancy and equipment, a $15,000, or 11.5%, increase in franchise tax expense, a $32,000, or 41.0%, increase in advertising expense and a $16,000 increase in other operating expenses, which were partially offset by a $60,000, or 44.8%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits resulted primarily from increased staffing levels coupled with normal merit increases, which were partially offset by an increase in deferred loan origination costs due to the increased lending volume. The decline in federal deposit insurance premiums resulted from lower premium rates following the recapitalization of the Savings Association Insurance Fund in November 1996. Increases in general, administrative and other expenses generally reflects the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $1.0 million for the six months ended March 31, 1998, an increase of $228,000, or 28.5%, over the same period in 1997. The increase resulted primarily from a $639,000, or 27.2%, increase in pretax earnings. The effective tax rates were 34.4% and 34.0% for the six month periods ended March 31, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods ended March 31, 1998 and 1997

General

Net earnings totaled $1.0 million for the three months ended March 31, 1998, compared to $794,000 for the same period in 1997, an increase of $208,000, or 26.2%. The increase in earnings resulted primarily from a $251,000 increase in net interest income and a $205,000 increase in other income, which were partially offset by a $134,000 increase in general, administrative and other expense and a $114,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $518,000, or 9.1%, for the three months ended March 31, 1998, compared to the comparable 1997 quarter. The increase resulted primarily from an increase in weighted-average portfolio balances outstanding year to year.

Interest income on investments and interest-bearing deposits increased by $86,000, or 35.0%, for the three months ended March 31, 1998, compared to the same quarter in 1997. The increase resulted primarily from an increase in weighted-average portfolio balances outstanding.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1998 and 1997 (continued)

Interest expense on deposits totaled $3.2 million for the three months ended March 31, 1998, an increase of $285,000, or 9.8%, over the comparable quarter in 1997. The increase was primarily attributable to an increase in the weighted-average cost of deposits and an increase in the average balance of deposits outstanding.

Interest expense on borrowings totaled $793,000 for the three months ended March 31, 1998, an increase of $68,000, or 9.4%, over the 1997 period. The increase was primarily attributable to an increase in the weighted-average cost of advances and an increase in the average balance of borrowings outstanding.

As a result of the foregoing changes in interest income and interest expense, the Corporation's net interest income increased by $251,000, or 10.8%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997.

Other Income

Other income increased by $205,000, or 77.9%, for the 1998 quarter, compared to the same period in 1997, primarily due to an increase of $328,000 in gain on sale of mortgage loans and a $12,000 increase in service fees, charges and other, which were partially offset by a $99,000 decrease in mortgage servicing fees and a $36,000 gain on sale of real estate acquired through foreclosure recorded in 1997.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.5 million for the quarter ended March 31, 1998, an increase of $134,000, or 9.7%, over the 1997 quarter. The increase was comprised primarily of a $13,000, or 1.9%, increase in employee compensation and benefits, a $29,000, or 9.6%, increase in occupancy and equipment expense, a $28,000 increase in federal deposit insurance premiums, an $11,000, or 16.4%, increase in franchise taxes, a $22,000, or 56.4%, increase in advertising and a $31,000, or 12.4%, increase in other operating expense. These increases resulted primarily from an increase in operating costs due to the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $523,000 for the three months ended March 31, 1998, an increase of $114,000, or 27.9%, over the comparable quarter in 1997. The increase resulted primarily from a $322,000, or 26.8%, increase in pretax earnings. The Corporation's effective tax rates were 34.3% and 34.0% for the three month periods ended March 31, 1998 and 1997, respectively.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1998 and 1997 (continued)

Other Matters

As with all providers of financial services, Winton Savings' operations are heavily dependent on information technology systems. The Company is addressing the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Company is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

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

         Not applicable

ITEM 5.  Other Materially Important Events

         None


ITEM 6.  Exhibits and Reports on Form 8-K

         There were no Form 8-K's filed by Winton Financial Corporation during the quarter ended March 31, 1998.

          Exhibit 27.1: Financial Data Schedule for the Six Months Ended March 31, 1998.

          Exhibit 27.2: Restated Financial Data Schedule for the Six Months Ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 8, 1998                              By: /s/Robert L. Bollin
       ------------------------------                    -------------------
                                                         Robert L. Bollin
                                                         President





Date:       May 8, 1998                              By: /s/Jill M. Burke
       ------------------------------                    ----------------
                                                         Jill M. Burke
                                                         Chief Financial Officer