Form 10QSB
period 1998-06-30
WINTON FINANCIAL CORP
filed 1998-08-13
CIK 857907

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                               -------------------------------------

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

Yes   X                                                   No ____

As of August 3, 1998, the latest practicable date, 4,014,304 shares of the registrant's common stock, no par value, were issued and outstanding.









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


                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                           June 30,       September 30,
         ASSETS                                                                                1998                1997
Cash and due from banks                                                                    $  1,671            $  1,367
Interest-bearing deposits in other financial institutions                                       362               1,419
                                                                                            -------             -------
         Cash and cash equivalents                                                            2,033               2,786

Investment securities available for sale - at market                                          5,462               3,631
Investment securities - at cost (approximate market value of
  $13,956 and $12,679 at June 30, 1998 and September 30, 1997)                               13,851              12,585
Mortgage-backed securities available for sale - at market                                       626                 799
Mortgage-backed securities - at cost (approximate market value of
  $13,003 and $14,345 at June 30, 1998 and September 30, 1997)                               13,167              14,614
Loans receivable - net                                                                      306,821             276,334
Loans held for sale - at lower of cost or market                                              5,529               4,210
Office premises and equipment - net                                                           2,662               2,627
Real estate acquired through foreclosure                                                        533                 513
Federal Home Loan Bank stock - at cost                                                        3,960               2,998
Accrued interest receivable on loans                                                          2,394               2,185
Accrued interest receivable on mortgage-backed securities                                        98                 109
Accrued interest receivable on investments                                                      248                 241
Prepaid expenses and other assets                                                               710                 393
Intangible assets - net                                                                         417                 463
Prepaid federal income taxes                                                                     62                  -
                                                                                            -------             ------

         Total assets                                                                      $358,573            $324,488
                                                                                            =======             =======


         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $253,903            $240,317
Advances from the Federal Home Loan Bank                                                     74,916              57,425
Accounts payable on mortgage loans serviced for others                                          821                 842
Advance payments by borrowers for taxes and insurance                                           138                 412
Other liabilities                                                                             1,434               1,137
Accrued federal income taxes                                                                     -                   85
Deferred federal income taxes                                                                 1,319                 993
                                                                                            -------             -------
         Total liabilities                                                                  332,531             301,211

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                                 -                   -
  Common stock - 5,000,000 shares without par value authorized;
    4,014,304 and 1,986,152 shares outstanding                                                   -                   -
  Additional paid-in capital                                                                  6,775               6,501
  Retained earnings - substantially restricted                                               18,742              16,474
  Unrealized gains on securities designated as available for sale, net
    of related tax effects                                                                      525                 302
                                                                                            -------             -------
         Total shareholders' equity                                                          26,042              23,277
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $358,573            $324,488
                                                                                            =======             =======



                                           Winton Financial Corporation
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                         (In thousands, except share data)

                                                                   Nine months ended                 Three months ended
                                                                        June 30,                          June 30,
                                                                   1998           1997              1998           1997
Interest income
  Loans                                                         $18,403        $16,273            $6,460         $5,630
  Mortgage-backed securities                                        675            824               215            261
  Investment securities                                             815            622               280            230
  Interest-bearing deposits and other                               194            146                73             52
                                                                 ------         ------             -----          -----
         Total interest income                                   20,087         17,865             7,028          6,173

Interest expense
  Deposits                                                        9,705          8,836             3,276          3,051
  Borrowings                                                      2,639          2,194             1,063            796
                                                                 ------         ------             -----          -----
         Total interest expense                                  12,344         11,030             4,339          3,847
                                                                 ------         ------             -----          -----

         Net interest income                                      7,743          6,835             2,689          2,326

Provision for losses on loans                                         8             -                  8             -
                                                                 ------         ------             -----          ----

         Net interest income after provision
           for losses on loans                                    7,735          6,835             2,681          2,326

Other income
  Gain on sale of mortgage loans                                  1,022            469               389            197
  Mortgage-servicing fees                                           105            233                30             79
  Gain on sale of investment securities designated as
    available for sale                                               -              36                -              -
  Gain on sale of real estate acquired through
    foreclosure                                                      -              32                -              -
  Other operating                                                   314            285               108            104
                                                                 ------         ------             -----          -----
         Total other income                                       1,441          1,055               527            380

General, administrative and other expense
  Employee compensation and benefits                              2,239          2,129               784            769
  Occupancy and equipment                                           969            905               328            312
  Franchise taxes                                                   224            197                78             67
  Federal deposit insurance premiums                                112            170                38             36
  Amortization of intangible assets                                  46             46                15             15
  Advertising                                                       182            114                73             36
  Other operating                                                   797            763               274            255
                                                                 ------         ------             -----          -----
         Total general, administrative and other expense          4,569          4,324             1,590          1,490
                                                                 ------         ------             -----          -----

         Earnings before income taxes                             4,607          3,566             1,618          1,216

Federal income taxes
  Current                                                         1,374            412               473            289
  Deferred                                                          211            807                85            131
                                                                 ------         ------             -----          -----
         Total federal income taxes                               1,585          1,219               558            420
                                                                 ------         ------             -----          -----

         NET EARNINGS                                           $ 3,022        $ 2,347            $1,060         $  796
                                                                 ======         ======             =====          =====

         EARNINGS PER SHARE
           Basic                                                   $.75           $.59              $.26           $.20
                                                                    ===            ===               ===            ===

           Diluted                                                 $.72           $.58              $.25           $.20
                                                                    ===            ===               ===            ===

         Dividends per share                                     $.1875         $.1675            $.0625         $.0575
                                                                  =====          =====             =====          =====



                                           Winton Financial Corporation

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the nine months ended June 30,
                                                  (In thousands)
                                                                                               1998                1997
Cash flows from operating activities:
  Net earnings for the period                                                               $ 3,022             $ 2,347
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments and
      mortgage-backed securities                                                                 20                   9
    Amortization of deferred loan origination fees                                             (183)               (182)
    Depreciation                                                                                312                 290
    Amortization of intangible assets                                                            46                  46
    Gain on sale of mortgage loans                                                             (793)               (259)
    Gain on sale of investment securities designated as available for sale                       -                  (36)
    Provision for losses on loans                                                                 8                  -
    Loans disbursed for sale in the secondary market                                        (68,895)            (21,603)
    Proceeds from sale of loans in the secondary market                                      68,369              24,597
    Gain on sale of real estate acquired through foreclosure                                     -                  (32)
    Federal Home Loan Bank stock dividends                                                     (175)               (134)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     (209)               (221)
      Accrued interest receivable on mortgage-backed securities                                  11                  14
      Accrued interest receivable on investments                                                 (7)                (60)
      Prepaid expenses and other assets                                                        (317)               (121)
      Accounts payable on mortgage loans serviced for others                                    (21)                 79
      Other liabilities                                                                         297              (1,343)
      Federal income taxes
        Current                                                                                (147)                (96)
        Deferred                                                                                211                 807
                                                                                             ------              ------
         Net cash provided by operating activities                                            1,549               4,102

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                          1,605               2,218
  Proceeds from maturity of mortgage-backed securities                                           -                1,335
  Proceeds from maturity of investment securities                                             5,900               3,000
  Proceeds from sale of investment securities designated as available for sale                   -                  122
  Purchase of investment securities designated held to maturity                              (7,169)             (4,988)
  Purchase of investment securities designated as available for sale                         (1,495)             (1,742)
  Loan principal repayments                                                                  63,337              47,881
  Loan disbursements                                                                        (99,978)            (80,765)
  Sale of loan participations                                                                 6,329               7,135
  Proceeds from the sale of real estate acquired through foreclosure                             -                   94
  Purchase of office premises and equipment                                                    (333)               (158)
  Additions to real estate acquired through foreclosure                                         (34)                (13)
  Purchase of Federal Home Loan Bank stock                                                     (787)               (451)
                                                                                             ------              ------
         Net cash used in investing activities                                              (32,625)            (26,332)
                                                                                             ------              ------

         Net cash used in operating and investing
           activities (balance carried forward)                                             (31,076)            (22,230)
                                                                                             ------              ------


                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                               1998                1997
         Net cash used in operating and investing
           activities (balance brought forward)                                            $(31,076)           $(22,230)

Cash flows from financing activities:
  Net increase in deposit accounts                                                           13,586              12,607
  Proceeds from Federal Home Loan Bank advances                                              62,039              26,064
  Repayment of Federal Home Loan Bank advances                                              (44,548)            (14,543)
  Advances by borrowers for taxes and insurance                                                (274)               (174)
  Proceeds from exercise of stock options                                                       274                  -
  Dividends paid on common stock                                                               (754)               (665)
                                                                                            -------             -------
         Net cash provided by financing activities                                           30,323              23,289
                                                                                            -------             -------

Net increase (decrease) in cash and cash equivalents                                           (753)              1,059

Cash and cash equivalents at beginning of period                                              2,786               1,504
                                                                                            -------             -------

Cash and cash equivalents at end of period                                                 $  2,033            $  2,563
                                                                                            =======             =======


Supplemental disclosure of cash flow information: Cash paid during the year for:
    Federal income taxes                                                                   $  1,460            $    507
                                                                                            =======             =======

    Interest on deposits and borrowings                                                    $ 12,087            $ 10,960
                                                                                            =======             =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                         $     52           $     200
                                                                                            =======            ========

  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                             $    223           $      44
                                                                                            =======            ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                           $    229           $     210
                                                                                            =======            ========


                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the three and nine month periods ended June 30, 1998 and 1997


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation (the "Corporation" or "Winton Financial") included in the Annual Report on Form 10-KSB for the year ended September 30, 1997. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                          Winton Financial Corporation

        For the three and nine month periods ended June 30, 1998 and 1997


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

                          Winton Financial Corporation

        For the three and nine month periods ended June 30, 1998 and 1997


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

4.       Earnings Per Share

         Basic  earnings  per share for the nine and three month  periods  ended
         June  30,  1998  is  computed   based  on   4,012,033   and   4,014,304
         weighted-average shares outstanding during the respective periods.

         Basic earnings per share for each of the nine and three month periods ended June 30, 1997, is computed based on 3,972,304 weighted-average shares outstanding.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,205,105 and 4,245,864 for the nine and three month periods ended June 30, 1998, and 4,007,898 and 4,021,397 for the nine and three month periods ended June 30, 1997, respectively.

         Basic and diluted earnings per share for the nine and three month periods ended June 30, 1997 have been restated to give effect to the Corporation's two-for-one stock split which was effected on March 31, 1998.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the Corporation's financial condition as of June 30, 1998, and the results of operations for the three and nine month periods ended June 30, 1998, compared to the same periods in 1997. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the statements in the following referenced sections of this discussion and analysis are forward looking and are, therefore, subject to such risks and uncertainties.

1. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Discussion of Changes in Financial Condition from September 30, 1997 to June 30, 1998" and "Comparison of Results of Operations for the Nine Months Ended June 30, 1998 and 1997."

2. Management's determination of the potential effects of the year 2000 on its information technology systems as set forth under "Other Matters."


Discussion of Financial Condition Changes from September  30, 1997  to June 30,
1998

At June 30, 1998, the Corporation had total assets of $358.6 million, an increase of approximately $34.1 million, or 10.5%, over the level at September 30, 1997. The growth in assets was funded primarily by deposit growth of $13.6 million, an increase in Federal Home Loan Bank advances of $17.5 million and undistributed net earnings of $2.3 million.

Investment securities totaled approximately $19.3 million at June 30, 1998, an increase of approximately $3.1 million, or 19.1%, over September 30, 1997 levels, as purchases of $8.7 million exceeded maturities of $5.9 million during the period.

Mortgage-backed securities totaled approximately $13.8 million at June 30, 1998, a decrease of approximately $1.6 million, or 10.5%, since September 30, 1997, primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $312.4 million at June 30, 1998, an increase of approximately $31.8 million, or 11.3%, over the level at September 30, 1997. Proceeds from loan sales increased by $43.8 million during the current period to $68.4 million, loan originations totaled $168.9 million, principal repayments amounted to $63.3 million and sales of participations totaled $6.3 million.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1997 to June 30, 1998 (continued)

At June 30, 1998, the allowance for loan losses of Winton Savings totaled $814,000, a decrease of $13,000 from the level maintained at September 30, 1997. At June 30, 1998, the allowance represented approximately .25% of the total loan portfolio and 82% of total nonperforming loans. At June 30, 1998, the ratio of total nonperforming loans to total loans amounted to .30% as compared to .16% at September 30, 1997. Although management believes that its allowance for loan losses at June 30, 1998 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $253.9 million at June 30, 1998, an increase of $13.6 million, or 5.7%, over September 30, 1997 levels. During fiscal 1997, management elected to employ a strategy to achieve growth in the deposit portfolio that included acquisition of brokered certificates of deposit. Such brokered deposits totaled $27.6 million and $16.3 million at June 30, 1998 and September 30, 1997, respectively.

Advances from the Federal Home Loan Bank totaled $74.9 million at June 30, 1998, an increase of $17.5 million, or 30.5%, over September 30, 1997 levels. Proceeds from such advances have generally been utilized to fund the growth in the loan portfolio.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 1998, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods ended June 30, 1998 and 1997

General

Net earnings totaled $3.0 million for the nine months ended June 30, 1998, compared to $2.3 million for the same period in 1997, an increase of $675,000, or 28.8%. The increased earnings resulted primarily from a $908,000 increase in net interest income and a $386,000 increase in other income, which were partially offset by an increase of $8,000 in the provision for losses on loans, a $245,000 increase in general, administrative and other expense, and a $366,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $2.0 million, or 11.6%, for the nine months ended June 30, 1998, compared to the same period in 1997. The increase resulted primarily from a $29.5 million increase in the weighted-average portfolio outstanding year to year and a 7 basis point increase in yield, to 8.29% for the nine months ended June 30, 1998.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended June 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest income on investment securities and interest-bearing deposits and other increased by $241,000, or 31.4%, for the nine months ended June 30, 1998, compared to the comparable period in 1997. The increase resulted from a $5.5 million increase in the average balance outstanding, which was partially offset by a decrease in yields due to replacement of called securities at a lower yield.

Interest expense on deposits increased by $869,000, or 9.8%, for the nine months ended June 30, 1998 compared to the comparable period in 1997. The increase was primarily attributable to a $21.6 million increase in weighted-average deposits outstanding year to year. The weighted-average cost of deposits remained stable during the periods, amounting to 5.21% and 5.20% for the nine months ended June 30, 1998 and 1997, respectively.

Interest expense on borrowings increased by $445,000, or 20.3%, during the nine months ended June 30, 1998, compared to the same period in 1997, primarily due to an increase of $10.0 million in the weighted-average balances of Federal Home Loan Bank advances outstanding, while the weighted-average cost of Federal Home Loan Bank advances remained stable at 5.85% and 5.84% during the nine month periods ended June 30, 1998 and 1997, respectively.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $908,000, or 13.3%, to a total of $7.7 million for the nine months ended June 30, 1998, compared to the same period in 1997. The interest rate spread increased by two basis points, to 2.82% for the nine months ended June 30, 1998, while the net interest margin increased by four basis points, to 3.14% for the nine months ended June 30, 1998, compared to 3.10% for the comparable period in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio. As a result of such analysis, management elected to record an $8,000 provision for loan losses during the nine-month period ended June 30, 1998. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $386,000, or 36.6%, for the nine months ended June 30, 1998, compared to the 1997 period, primarily due to an increase of $553,000 in gain on sale of mortgage loans and a $29,000 increase in other income, which were partially offset by a $128,000 decrease in mortgage servicing fees and the absence of a $36,000 gain on sale of real estate acquired through foreclosure and a $32,000 gain on sale of investment securities designated as available for sale recorded in 1997.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended June 30, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $245,000, or 5.7%, for the nine months ended June 30, 1998, compared to the same period in 1997. The increase consisted primarily of a $110,000, or 5.2%, increase in employee compensation and benefits, a $64,000, or 7.1%, increase in occupancy and equipment, a $27,000, or 13.7%, increase in franchise tax expense, a $68,000, or 59.6%, increase in advertising expense and a $34,000, or 4.5%, increase in other operating expenses, which were partially offset by a $58,000, or 34.1%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits resulted primarily from increased staffing levels coupled with normal merit increases, which were partially offset by an increase in deferred loan origination costs due to the increased lending volume. The decline in federal deposit insurance premiums resulted from lower premium rates following the recapitalization of the Savings Association Insurance Fund in November 1996. Increases in general, administrative and other expenses generally reflects the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $1.6 million for the nine months ended June 30, 1998, an increase of $366,000, or 30.0%, over the same period in 1997. The increase resulted primarily from a $1.0 million, or 29.2%, increase in pretax earnings. The effective tax rates were 34.4% and 34.2% for the nine month periods ended June 30, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods ended June 30, 1998 and 1997

General

Net earnings totaled $1.1 million for the three months ended June 30, 1998, compared to $796,000 for the same period in 1997, an increase of $264,000, or 33.2%. The increase in earnings resulted primarily from a $363,000 increase in net interest income and a $147,000 increase in other income, which were partially offset by an $8,000 increase in provision for losses on loans, a $100,000 increase in general, administrative and other expense and a $138,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $784,000, or 13.3%, for the three months ended June 30, 1998, compared to the comparable 1997 quarter. The increase resulted primarily from an increase in weighted-average portfolio balances outstanding year to year.

Interest income on investments and interest-bearing deposits increased by $71,000, or 25.2%, for the three months ended June 30, 1998, compared to the same quarter in 1997. The increase resulted primarily from an increase in weighted-average portfolio balances outstanding.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended June 30, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest expense on deposits totaled $3.3 million for the three months ended June 30, 1998, an increase of $225,000 or 7.4%, over the comparable quarter in 1997. The increase was primarily attributable to an increase in the weighted-average cost of deposits and an increase in the average balance of deposits outstanding.

Interest expense on borrowings totaled $1.1 million for the three months ended June 30, 1998, an increase of $267,000, or 33.5%, over the 1997 period. The increase was primarily attributable to an increase in the weighted-average cost of advances and an increase in the average balance of borrowings outstanding.

As a result of the foregoing changes in interest income and interest expense, the Corporation's net interest income increased by $363,000, or 15.6%, for the three months ended June 30, 1998, compared to the three months ended June 30, 1997.

Other Income

Other income increased by $147,000, or 38.7%, for the 1998 quarter, compared to the same period in 1997, primarily due to an increase of $192,000 in gain on sale of mortgage loans and a $4,000 increase in other income, which was partially offset by a $49,000 decrease in mortgage servicing fees.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.6 million for the quarter ended June 30, 1998, an increase of $100,000, or 6.7%, over the 1997 quarter. The increase was comprised primarily of a $15,000, or 2.0%, increase in employee compensation and benefits, a $16,000, or 5.1%, increase in occupancy and equipment expense, a $2,000 increase in federal deposit insurance premiums, an $11,000, or 16.4%, increase in franchise taxes, a $37,000, or 102.8%, increase in advertising and a $19,000, or 7.5%, increase in other operating expense. These increases resulted primarily from an increase in operating costs due to the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes totaled $558,000 for the three months ended June 30, 1998, an increase of $138,000, or 32.9%, over the comparable quarter in 1997. The increase resulted primarily from a $402,000, or 33.1%, increase in pretax earnings. The Corporation's effective tax rates amounted to 34.5% for each of the three month periods ended June 30, 1998 and 1997.

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

                          Winton Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

          Any proposals of shareholders intended to be included in the Corporation's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Corporation by certified mail and must be received by the Corporation not later than September 7, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by November 20, 1998, then the proxies designated by the Board of Directors of the Corporation for the 1999 Annual Meeting of Shareholders of the Corporation may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

          There were no Form 8-K's filed by Winton Financial Corporation during the quarter ended June 30, 1998.

          Exhibits

            10.1: Employment Agreement between Winton Financial Corporation, The Winton Savings and Loan Co. and Gregory J. Bollin.

            10.2: Employment Agreement between Winton Financial Corporation, The Winton Savings and Loan Co. and Robert L. Bollin.

            10.3 Severance Agreement between Winton Financial Corporation, The Winton Savings and Loan Co. and Jill M. Burke.

            27.1:                  Financial  Data  Schedule for the Nine Months
                                   Ended June 30, 1998.

            27.2: Restated Financial Data Schedule for the Nine Months Ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    August 10, 1998                          By: /s/Robert L. Bollin
       -------------------                            -------------------
                                                         Robert L. Bollin
                                                         President





Date:    August 10, 1998                          By: /s/Jill M. Burke
       -------------------                            ----------------
                                                         Jill M. Burke
                                                         Chief Financial Officer