Form 10-K
period 1998-09-30
WINTON FINANCIAL CORP
filed 1998-12-23
CIK 857907

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

           For the Fiscal Year September 30, 1998
                                                       OR

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

                    5511 Cheviot Road, Cincinnati, Ohio 45247
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (513) 385-3880

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the issuer's revenues for its most recent fiscal year:  $29.3 million

Based upon the last sale price quoted by The American Stock Exchange as of December 10, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was $35.3 million.

At December 3, 1998, there were 4,015,304 of the Registrant's Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form  10-KSB:    Safe Harbor Under the Private  Securities  Litigation
                           Reform Act of 1995 in Exhibit  99.1.
Part II of Form  10-KSB:   Portions  of the Annual Report to  Shareholders  for
                           the fiscal year ended September 30, 1998, in
                           Exhibit 13.
Part III of Form 10-KSB:   Proxy Statement for 1999 Annual Meeting of
                           Shareholders in Exhibit 20.

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

     Winton is principally engaged in the business of making first mortgage loans to finance the purchase, construction or improvement of one- to four-family residential real estate or other real property located in Winton's primary market area. Loan funds are obtained primarily from savings deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") in the Savings Association Insurance Fund ("SAIF"), loan repayments, Federal Home Loan Bank ("FHLB") advances and the sale of loans. Interest earned on loans is Winton's primary source of revenue. In addition to originating loans, Winton invests in U.S. Government and agency obligations, interest-bearing deposits in other financial institutions and mortgage-backed securities.

     Winton conducts business from its five full-service offices in Hamilton County, Ohio, and serves a market area which includes the Ohio counties of Hamilton, Butler, Clinton, Clermont, Montgomery, Brown, Adams, Franklin and Warren, the Indiana counties of Ripley, Franklin, Union and Dearborn and the Kentucky counties of Boone, Campbell, Gallatin and Kenton. In August 1998, Winton opened its first loan production office, located in Western Hills.

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

Forward-Looking Statements

     When used in this Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in Winton's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Winton's market area and competition. Such risks and uncertainties could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect WFC's financial performance and could cause WFC's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

     WFC does not  undertake,  and  specifically  disclaims any  obligation,  to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

     General. Winton's principal lending activity is the origination of conventional fixed-rate and variable-rate mortgage loans for the acquisition or construction of one- to four-family residences located in Winton's primary market area, as well as loans secured by nonresidential properties and loans secured by multifamily properties, including construction and permanent mortgage loans on condominiums and multi-unit properties. Winton also originates loans insured by the Federal Housing Administration and guaranteed by the Veterans Administration, both of which Winton sells into the secondary market. Loans secured by nonresidential properties, including retail, office and other types of business facilities, are also originated by Winton. In addition to residential and nonresidential real estate lending, Winton originates consumer loans, including passbook, automobile, secured, unsecured, home improvement and home equity line of credit loans.

     Winton maintains a portfolio of mortgage-backed pass-through securities in the form of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle Winton to receive a portion of the cash flows from an identified  pool of  mortgages  and  gives  Winton  an  interest  in the pool of mortgages.  FHLMC,  FNMA  and  GNMA  securities  are  each  guaranteed  by their respective agencies as to principal and interest. See "Mortgage-Backed Securities."

     Winton's portfolio of loans, loans held for sale and mortgage-backed securities totaled approximately $318.3 million, in the aggregate, at September 30, 1998, and represented 90% of total assets.

     Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information, as of September 30, 1998, regarding the dollar amount of loans and mortgage-backed securities maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.

                                                                     Due over        Due over
                                                                    3 years to      5 years to
                                Due in      Due in      Due in    5 years after   10 years after     Due over
                                 1999        2000        2001         9/30/98         9/30/98        10 years      Totals
                                                                      (In thousands)
Mortgage loans (1):
     One- to-four family
        residential (2)(3)      $13,806     $   456     $  703          $1,979         $10,690        $114,154     $141,788
     Multifamily residential      1,357           3        595           3,505          10,889          59,093       75,442
     Land and lot                 3,495         122      1,170             681             197             276        5,941
     Nonresidential                 329         166        502           1,259          14,274          38,251       54,781
     Construction                27,187       2,100          -               -               -               -       29,287
Mortgage-backed securities -
   held to maturity                   -           -          2               7              12          12,397       12,418
Mortgage-backed securities -
   available for sale                 -           -          -               -               -             565          565

Nonmortgage loans:
     Consumer and other
       loans (4)                  5,170         358        767           1,616             214              51        8,176
                                 ------       -----      -----           -----          ------        --------      -------
Total loans and
   mortgage-backed securities   $51,344      $3,205     $3,739          $9,047         $36,276        $224,787     $333,278
                                 ======       =====      =====           =====          ======         =======      =======

-----------------------------

(1)  Includes  second  mortgages.

(2) Includes home equity line of credit loans underwritten on the same basis as first mortgage loans.

(3) Includes loans held for sale, which are recorded at the lower of cost or market value.

(4) Includes lines of credit made to businesses which are secured by assets other than real estate.

     The following table sets forth, at September 30, 1998, the dollar amount of
all  loans  and  mortgage-backed  securities,   before  net  items,  which  have
predetermined interest rates and floating or adjustable interest rates:

                                                       Predetermined          Floating or
                                                              rates         adjustable rates
                                                                 (In thousands)
Real estate mortgage loans                                $173,768              $130,172
Loans held for sale                                          8,253                     -
Consumer and other loans (1)                                 8,102                     -
Mortgage-backed securities - held to maturity                   26                12,392
Mortgage-backed securities - held for sale                       -                   565
                                                           -------               -------

   Total                                                  $190,149              $143,129
                                                           =======               =======

-----------------------------

(1) Includes lines of credit in the aggregate amount of $3.6 million made to businesses which are secured by assets other than real estate.

     Loan and Mortgage-Backed Securities Portfolio Composition. The following table sets forth certain information concerning the composition of Winton's loan and mortgage-backed securities portfolio at the dates indicated:

                                                                          At September 30,
                                                          1998                    1997                     1996
                                                  Amount          %        Amount         %        Amount        %
                                                                        (Dollars in thousands)
Type of loan or investment:
   Conventional real estate loans:
     One- to four-family
       Interim construction                      $  17,790        5.6%    $  13,536        4.6%   $  15,049       5.6%
       Loans on existing properties (1)            138,415       43.5       145,039       49.0      144,306      53.5
       Loans held for sale                           8,253        2.6         4,210        1.4        2,735       1.0
     Multifamily
       Interim construction                          1,715         .5         1,500         .5        2,475        .9
       Loans on existing properties                 75,442       23.7        71,798       24.3       55,507      20.6
     Land and lot                                    5,941        1.9         5,024        1.7        2,326        .9
     Nonresidential real estate
       Interim construction                          9,782        3.1         1,401         .5          450        .1
       Loans on existing properties                 54,781       17.2        42,950       14.5       37,001      13.7
   Mobile home loans                                    74         -             17         -             3        -
   Consumer and other loans (2)                      8,102        2.5         4,986        1.7        2,405        .9
   Mortgage-backed securities - held
       to maturity                                  12,418        3.9        14,614        4.9       16,414       6.1
   Mortgage-backed securities - available
       for sale                                        565         .2            799        .3        2,942       1.1
                                                   -------      -----       --------     -----      -------     -----
                                                   333,278      104.7       305,874      103.4      281,613     104.4
Less:
  Loans in process                                 (13,616)      (4.2)       (8,364)      (2.8)     (10,150)     (3.8)
  Deferred loan origination fees                      (529)       (.2)         (726)       (.3)        (760)      (.3)
  Allowance for loan losses                           (842)       (.3)         (827)       (.3)        (857)      (.3)
                                                   -------      -----       -------      -----      -------     -----

    Total loans and mortgage-backed
      securities                                  $318,291      100.0%     $295,957      100.0%    $269,846     100.0%
                                                   =======      =====       =======      =====      =======     =====

Type of security:
  Residential
    One- to four-family                           $156,205       49.1%     $158,575       53.6%    $159,355      59.1%
    Multifamily residential                         77,157       24.2        73,298       24.8       57,982      21.5
    Loans held for sale                              8,253        2.6         4,210        1.4        2,735       1.0
  Nonresidential real estate                        64,563       20.3        44,351       15.0       37,451      13.9
  Land and lot                                       5,941        1.9         5,024        1.7        2,326        .9
  Mortgage-backed securities                        12,983        4.1        15,413        5.2       19,356       7.2
  Deposit accounts                                     299         .1           467         .2          389        .1
  Other                                              7,877        2.4         4,536        1.5        2,019        .7
                                                   -------      -----       -------      -----      -------     -----
                                                   333,278      104.7       305,874      103.4      281,613     104.4
Less:
  Loans in process                                 (13,616)      (4.2)       (8,364)      (2.8)     (10,150)     (3.8)
  Deferred loan origination fees                      (529)       (.2)         (726)       (.3)        (760)      (.3)
  Allowance for loan losses                           (842)       (.3)         (827)       (.3)        (857)      (.3)
                                                   -------      -----       -------      -----      -------     -----

Total loans and mortgage-backed securities        $318,291      100.0%     $295,957      100.0%    $269,846     100.0%
                                                   =======      =====       =======      =====      =======     =====

-----------------------------

(1)  Includes first and second mortgage loans and home equity lines of credit.

(2) Includes lines of credit in the aggregate amount of $3.6 million made to businesses which are secured by assets other than real estate.

     One- to Four-Family Residential Real Estate Loans. The primary lending activity of Winton has been the origination of conventional loans for the acquisition or construction of one- to four-family residential properties located within Winton's primary market area. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon. At September 30, 1998, $146.7 million, or 46.1% of Winton's total outstanding loans and mortgage-backed securities (excluding construction loans) consisted of loans secured by first and second mortgage loans and home equity lines of credit secured by one- to four-family residential real estate, including loans held for sale. Second mortgages and home equity lines of credit are subject to a higher degree of risk than first mortgage loans, because, in the event of default or foreclosure, amounts due on first mortgages have a prior claim to available funds. Most of the second mortgages and home equity lines of credit made by Winton are secured by property on which Winton holds the first mortgage.

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

     Winton offers adjustable-rate mortgage loans ("ARMs") with interest rate adjustment periods of generally one or three years. The interest rates initially charged on ARMs and the new rate at each adjustment date are determined by adding a stated margin to the one-year or three-year United States Treasury bill rate at the time the loan is originated. The initial interest rate for a three-year ARM is set slightly higher than for the one-year ARM to compensate Winton for the increased exposure to risk resulting from interest-rate fluctuations during the adjustment period. The maximum adjustment at each adjustment date for one-year ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan. The maximum adjustment on three-year ARMs presently originated by Winton is 2% at each adjustment date, with a maximum adjustment of 6% over the life of the loan. None of Winton's ARMs have negative amortization features. Of the total mortgage loans originated by Winton during the fiscal year ended September 30, 1998, 12.7% were ARMs and 87.3% were fixed-rate.

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

     At September 30, 1998, Winton had nonperforming loans totaling $204,000 in its one- to four-family portfolio. Winton considers a loan nonperforming when, in the opinion of management, the collection of additional interest on the loan is unlikely, the loan meets non-accrual criteria as established by regulatory authorities, or the loan is accruing interest but is more than 90 days past due. One- to four-family loans constituted $129.3 million, or 56.8%, of the $227.8 million of loans originated in fiscal 1998.

     Multifamily Residential Real Estate Loans. In addition to loans on one- to four-family properties, Winton makes adjustable- and fixed-rate loans secured by multifamily properties containing over four units. At September 30, 1998, loans secured by multifamily properties (excluding construction loans) totaled approximately $75.4 million, or 23.7% of total loans and mortgage-backed securities.

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

     Multifamily loans generally have terms of up to 25 years and a maximum LTV of 75%, although a higher LTV occasionally is approved for an established borrower. Adjustable-rate multifamily residential loans are currently made with the same adjustment schedules, indexes and caps as for one- to four-family residential ARMs, with a margin of 3% over the index.

     Winton had $495,000 in nonperforming loans secured by multifamily properties at September 30, 1998, which were classified as real estate owned. Multifamily loans constituted $29.3 million, or 12.9%, of the $227.8 million of loans originated in fiscal 1998.

     Land and Lot Loans. Winton originates loans to individuals and to builders secured by mortgages on unimproved developed real estate upon which residential properties will be constructed. The $5.9 million in land loans outstanding at September 30, 1998, consisted of loans to a large residential subdivision developer, and loans to individuals and builders used for the acquisition of residential building lots. Such land and lot loans comprised approximately 1.9% of the total loans and mortgage-backed securities portfolio at September 30, 1998. The largest land and lot loan outstanding at September 30, 1998, was a $3.2 million loan secured by property to be developed for multifamily, condominium and single-family dwellings.

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

     A developed building lot loan is generally made for a 20-year term with a five-year balloon payment of principal due upon expiration of the loan term and generally a maximum LTV of 75%.

     Winton had no nonperforming loans secured by unimproved developed real estate at September 30, 1998. Land and lot loans constituted $5.2 million, or 2.3%, of the $227.8 million of loans originated in fiscal 1998.

     Nonresidential Real Estate Loans. At September 30, 1998, Winton has nonresidential real estate loans in its portfolio, all in its primary market area, including loans secured by retail, office and other types of business facilities. The largest nonresidential real estate loan outstanding at September 30, 1998, was a $1.8 million loan secured by a warehouse. Nonresidential permanent loans (excluding construction loans) comprised $54.8 million, or 17.2% of total loans and mortgage-backed securities at September 30, 1998.

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

     Winton had no nonperforming loans in its nonresidential loan portfolio at September 30, 1998. Nonresidential loans constituted $16.8 million, or 7.4%, of the $227.8 million of loans originated in fiscal 1998.

     Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital. At September 30, 1998, Winton's nonresidential permanent mortgage loans totaled 207.3% of Winton's capital.

     Construction Loans. Winton offers residential construction loans both to owner-occupants and to builders for loans being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons constructing projects for investment purposes. At September 30, 1998, a total of $29.3 million, or approximately 9.2%, of Winton's total loans and mortgage-backed securities, consisted of construction loans.

     Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by properties in Hamilton County; the other Ohio counties of Clinton, Clermont, Warren, Butler, Montgomery, Brown, Adams and Franklin; the Indiana counties of Ripley, Franklin, Union and Dearborn; and the Kentucky counties of Boone, Campbell, Gallatin and Kenton. The economy of such lending area has been relatively stable over the three years ended September 30, 1998.

     Generally, construction loans have terms ranging from 6 to 12 months at fixed rates of interest over the construction period. Residential construction loans and nonresidential construction loans are interim loans which are replaced by permanent fixed- or adjustable-rate loans at the end of the construction period. Such permanent loans may or may not be obtained from Winton.

     At September 30, 1998, Winton had nonperforming loans totaling $859,000 in construction loans. Construction loans constituted $30.5 million, or 13.4%, of the $227.8 million of loans originated in fiscal 1998.

     Mobile Home Loans. To a very limited extent, Winton originates loans on both new and used mobile homes. At September 30, 1998, the aggregate outstanding principal balance of mobile home loans in Winton's portfolio was approximately $74,000, or less than .1% of total loans and mortgage-backed securities. Such loans are generally made at fixed rates of interest, with the rate charged on loans for used mobile homes generally set higher than for new mobile homes. The maximum term of mobile home loans is 10 years for new homes and seven years for used homes. Winton usually obtains a security interest in the mobile home to which the loan pertains.

     Loans that are secured by rapidly depreciating assets such as mobile homes may entail greater risk than residential loans. The repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on such loans increases during periods of recession, high unemployment and other adverse economic conditions.

     Federal regulations permit an association to invest without limitation in mobile home loans.

     Consumer and Other Loans. Winton makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, commercial loans, loans secured by stock of entities other than WFC, lines of credit to businesses secured by non-real estate assets and unsecured personal loans. At September 30, 1998, consumer and other loans constituted 2.5% of Winton's total loans and mortgage-backed securities and 2.3% of total assets.

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

     Although Winton has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. At September 30, 1998, Winton had nonperforming loans totaling $4,000 in its consumer loan portfolio. Consumer loans constituted $16.7 million, or 7.2%, of the $227.8 million of loans originated in fiscal 1998.

     Mortgage-Backed Securities. In the recent past, Winton has purchased mortgage-backed securities insured or guaranteed by government agencies in order to improve Winton's asset portfolio yield by profitably investing excess funds. Winton intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At September 30, 1998, mortgage-backed securities totaled approximately $13.0 million, or 4.1% of total loans and mortgage-backed securities. All but $565,000 of Winton's mortgage-backed securities at September 30, 1998, were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Winton's balance sheet at cost. The market value of the $12.4 million in mortgage-backed securities held to maturity at September 30, 1998, was $12.3 million. The remaining $565,000 in mortgage-backed securities at September 30, 1998, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Winton's balance sheet at market value, with unrealized gains or losses carried as an adjustment to shareholders' equity, net of applicable taxes.

     Winton maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, FNMA and GNMA participation certificates. Mortgage-backed pass-through securities generally entitle Winton to receive a portion of the cash flows from an identified pool of mortgages and gives Winton an interest in the pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

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

     At September 30, 1998, $13.0 million, or 99.8%, of Winton's mortgage-backed securities and CMOs had adjustable rates. Although adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "Asset/Liability Management." The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:


                                                  At September 30,                              At September 30,
                                                        1998                                           1997
                                                 Gross        Gross                             Gross      Gross
                                   Amortized   unrealized  unrealized   Estimated  Amortized  unrealizedunrealized   Estimated
                                      cost        gains       losses   fair value                          losses   fair value
                                                                                     cost      gains
                                                                         (In thousands)
Mortgaged-backed securities
  held to maturity:
   FHLMC participation             $ 4,402        $11        $  (68)     $ 4,345    $ 5,371       $34      $ (92)     $ 5,313
   certificates
   FNMA participation                2,912          1           (65)       2,848      3,449         5        (63)       3,391
   certificates
   GNMA participation                  598          9             -          607        811        25          -          836
   certificates
   CMOs                              4,506          -           (40)       4,466      4,983         -       (178)       4,805
                                    ------         --          ----       ------     ------        --       ----       ------
                                    12,418         21          (173)      12,266     14,614        64       (333)      14,345
Mortgage-backed securities
 available for sale:
   GNMA participation
     certificates                      561          4             -          565        782        17          -          799
                                    ------         --          ----       ------     ------        --       ----       ------

                                   $12,979        $25         $(173)     $12,831    $15,396       $81      $(333)     $15,144
                                    ======         ==          ====       ======     ======        ==       ====       ======

     The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 1998 and 1997, by contractual terms to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                             Amortized cost at            Amortized cost at
                                            September 30, 1998           September 30, 1997
                                                              (In thousands)
 Due after one through three years                    $     2                      $     -
 Due after three years through five years                   7                            3
 Due after five years through ten years                    12                           26
 Due after ten years through twenty years               2,943                        1,841
 Due after twenty years                                10,015                       13,526
                                                       ------                       ------
                                                      $12,979                      $15,396
                                                       ======                       ======


     Loan Solicitation and Processing. Loan originations are developed from a number of sources, including commissioned loan originators, loan brokers, continuing business with depositors, other borrowers and real estate developers, solicitations by Winton's directors, officers and lending staff and walk-in customers.

     Loan applications for permanent mortgage loans are taken by loan personnel. Winton obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is generally prepared by an independent fee appraiser approved by the Board of Directors. An environmental study is conducted only if the appraiser or management has reason to believe that an environmental problem may exist. For multifamily and nonresidential mortgage loans, a personal guarantee is generally required. Winton also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted either to the Loan Committee and/or the Board of Directors or to the secondary market for approval or rejection. Any loan applications which are not accepted by the secondary market are reviewed and accepted or rejected by Winton's Loan Committee.

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

     Management sold $104.1 million of fixed-rate loans during fiscal 1998, as compared to sales of $42.4 million and $34.6 million of fixed- and adjustable-rate loans in fiscal 1997 and fiscal 1996, respectively. Management believes secondary market activities will continue to increase if interest rates decline.

     From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. During the fiscal years ended September 30, 1998, 1997 and 1996, Winton sold participation interests in loans totaling $6.3 million, $11.4 million and $1.7 million, respectively. Winton held participations in loans originated by other lenders of approximately $1.7 million at September 30, 1998. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans which Winton originates.

     The following table presents Winton's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                         Year ended September 30,
                                                        1998                       1997                       1996
                                                Amount         %           Amount          %           Amount          %
                                                                            (Dollars in thousands)
Loans originated:
  Conventional real estate loans:
  One- to four-family
    Construction (1)                            $ 24,336      10.7%        $ 22,877       15.5%       $  21,013       17.3%
    Fixed-rate loans on existing property        116,103      51.0           38,268       25.9           50,975       41.9
    Adjustable-rate loans on existing
      property                                     9,761       4.3           12,645        8.6           15,127       12.5
    FHA/VA                                         3,478       1.5                -          -                -          -
  Multifamily
    Construction                                   1,000       0.4            1,500        1.0            1,075        0.9
    Fixed-rate loans on existing property         15,455       6.8           11,564        7.8            1,252        1.0
    Adjustable-rate loans on existing
      property                                    13,886       6.1           23,957       16.2           14,637       12.0
  Nonresidential real estate, land and
   lot   loans
    Construction                                   5,161       2.3            1,367        0.9              330        0.3
    Fixed-rate loans on existing property         16,879       7.4            9,801        6.7            5,021        4.1
    Adjustable-rate loans on existing
      property                                     5,128       2.3            7,682        5.2            8,524        7.0
  Consumer and other loans (2)                    16,653       7.2           18,003       12.2            3,589        3.0
                                                 -------     -----          -------      -----          -------      -----
      Total loans originated                    $227,840     100.0%        $147,664      100.0%        $121,543      100.0%
                                                 =======     =====          =======      =====          =======      =====

Loans and mortgage-backed securities
  purchased
  Mortgage-backed securities                    $      -          -%       $      -          -%      $  3,380        100.0%
                                                 =======     ======         ========     =====        =======        =====


Loans and mortgage-backed securities sold:
  Loans                                         $104,144      94.3%        $ 42,413       78.8%      $ 34,645         91.7%
  Participations                                   6,329       5.7           11,385       21.2%         1,732          4.6
  Mortgage-backed securities                           -         -               -           -          1,397          3.7
                                                 -------     -----          -------      -----        -------        -----

      Total                                     $110,473     100.0%        $ 53,798      100.0%      $ 37,774        100.0%
                                                 =======     =====          =======      =====        =======        =====
Principal Repayments:
  Loans                                         $ 92,741      97.5%        $ 63,990       94.2%      $ 40,475         95.2%
  Mortgage-backed securities                                   2.5            3,950        5.8          2,040          4.8
                                                  ------     -----          -------      -----        -------        -----
                                                   2,389
      Total                                     $ 95,130     100.0%        $ 67,940      100.0%      $ 42,515        100.0%
                                                 =======     =====          =======      =====        =======        =====

----------------------------

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

     Based on the 15% limit, Winton was able to lend approximately $4.1 million to one borrower at September 30, 1998. Winton had no outstanding loans in excess of such limit at September 30, 1998.

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

     The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                           At September 30,
                                                1998             1997             1996             1995           1994
                                                                        (Dollars in thousands)
Loans delinquent
  30 to 59 days                                 $6,925          $1,909            $3,186           $2,350         $1,905
  60 to 89 days                                    629             672               692              337            348
  90 or more days                                1,067             472               923              602            432
                                                 -----           -----             -----            -----          -----

    Total delinquent loans                      $8,621          $3,053            $4,801           $3,289         $2,685
                                                 =====           =====             =====            =====          =====

Ratio of total delinquent loans to total
  loans (1)                                      2.69%           1.05%             1.83%            1.52%           1.29%
                                                 ====            ====              ====             ====            ====

-----------------------------

(1)  Includes loans held for sale.

     All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is considered uncollectible. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest which would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 1998, is approximately $31,000.

     The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 1998, Winton had no loans which were not reflected in the table as non-accrual, 90 days past due or restructured, which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

                                                                        At September 30,
                                               1998            1997           1996            1995           1994
                                                                      (Dollars in thousands)
 Loans accounted for on a non-accrual
   basis:(1)
   Real estate:
     Construction                              $  859            $  -           $  -            $  -          $  -
     Residential                                   77             214            548             130           311
     Nonresidential and land                        -             179             57             448             -
   Consumer and other                               -               -              -               -             -
                                                -----             ---            ---             ---           ---
       Total                                      936             393            605             578           311

Accruing loans which are contractually
  past due 90 days or more:
   Real estate:
     Construction                                   -               -              -               -             -
     Residential                                  127              77            132               -           114
     Nonresidential                                 -               -            182              24             -
   Consumer and other                               4               2              4               -             7
                                                -----             ---            ---             ---           ---
       Total                                      131              79            318              24           121
                                                -----             ---            ---             ---           ---
Total of non-accrual and 90 days past
  due loans                                    $1,067            $472           $923            $602          $432
                                                =====             ===            ===             ===           ===

Percentage of total loans                        0.35%           0.16%          0.35%           0.28%         0.21%
                                                 ====            ====           ====            ====          ====

Other nonperforming assets(2)                    $495            $513           $561            $343          $206
                                                  ===             ===            ===             ===           ===

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


The 39% increase in nonperforming assets to $602,000 at the end of fiscal 1995 was primarily attributable to one delinquent commercial loan of approximately $448,000 which was paid current in October 1995. The 53% increase in nonperforming loans at the end of fiscal 1996 resulted from the increased size of the loan portfolio and increased loan delinquencies. The 49% decline in nonperforming loans during fiscal 1997 resulted primarily from collections on loan accounts acquired through the Blue Chip merger. The 126% increase in nonperforming loans at the end of fiscal 1998 resulted primarily from construction loans to one borrower of approximately $859,000.

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

     The aggregate amount of Winton's classified assets at September 30, 1998 was as follows:

                                           At September 30, 1998
                                               (In thousands)
Substandard                                        $2,102
Doubtful                                              174
Loss                                                    -
                                                    -----

  Total classified assets                          $2,276
                                                    =====


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

     Allowance for Loan Losses. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1998, Winton's allowance for loan losses totaled $842,000.

     The following table sets forth an analysis of Winton's allowance for losses on loans for the periods indicated.

                                                                       Year ended September 30,
                                              1998             1997             1996           1995            1994
                                                                       (Dollars in thousands)
Balance at beginning of period               $827              $857             $654            $582            $742

Charge-offs:
   One- to four-family                        (36)              (47)             (28)            (18)            (84)
   Multifamily and nonresidential
     real estate                                -                 -              (12)           (104)            (36)
   Construction                                (4)                -                -               -               -
   Consumer                                    (7)               (4)             (10)              -            (143)
                                              ---               ---              ---             ---             ---
     Total                                    (47)              (51)             (50)           (122)           (263)

Total recoveries                                2                21                -             106              58
                                              ---               ---              ---             ---             ---

Net charge-offs                               (45)              (30)             (50)            (16)           (205)

Provision for loan losses                      60                 -              253              88              45
                                              ---               ---              ---             ---             ---

Balance at end of period                     $842              $827             $857            $654            $582
                                              ===               ===              ===             ===             ===

Ratio of net charge-offs during the
   period to average loans
   outstanding during the period (1)          .02%              .01%             .02%            .01%            .11%
                                              ===               ===              ===             ===             ===

       --------------------------

(1) During the respective periods there were $299.6 million, $263.3 million, $225.2 million, $202.8 million and $184.8 million in average loans outstanding.

     The following table provides an allocation of Winton's allowance for loan losses as of each of the following dates:

                                                                         At September 30,
                                           1998               1997             1996               1995              1994
                                                                          (In thousands)
Specific allowances
  One- to four-family                      $ 53                $ 40              $ 80               $  -            $  -
  Multifamily and nonresidential
     real estate                              -                   -                 -                  -               -
  Construction and development
                                              -                   -                 -                  -               -
  Consumer                                    -                   -                 -                  -               -
  Commercial business                         -                  24                25                  -               -
                                            ---                 ---               ---                ---             ---
     Total specific allowances               53                  64               105                  -               -

General allowances
  One- to four-family                       321                 310               308                268             204
  Multifamily and nonresidential
     real estate                            350                 346               339                308             276
  Construction and development
                                             10                   -                 -                  -               -
  Consumer                                  100                 100               100                 75             100
  Commercial business                         8                   7                 5                  3               2
                                            ---                 ---               ---                ---             ---
     Total general allowances               789                 763               752                654             582
                                            ---                 ---               ---                ---             ---
     Total allowance for
       possible loan losses                $842                $827              $857               $654            $582
                                            ===                 ===               ===                ===             ===


Investment Activities

     The OTS requires minimum levels of liquid assets. OTS regulations presently require Winton to maintain specified levels of "liquid" investments in qualifying types of United States Government and agency obligations and other permissible investments having certain maturity limitations and marketability requirements. Such minimum requirement which was revised by the OTS in fiscal 1998, is an amount equal to 4% of the sum of Winton's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Winton may rely if necessary to fund deposit withdrawals and other short-term funding need.

     The liquidity of Winton, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities) and qualifying investments, mortgage-backed securities and loans to the sum of net withdrawable savings plus borrowings payable within one year was 19.3% at September 30, 1998. At September 30, 1998, Winton's "liquid" assets totaled approximately $37.4 million, which was approximately $29.5 million in excess of the current OTS minimum requirement. Winton believes that its liquidity posture at September 30, 1998, was adequate to meet outstanding loan commitments and other cash requirements.

     The following table presents the amortized cost and market values of Winton's investment securities, including those designated as available for sale, at the dates indicated:

                                                                         September 30,
                                               1998                           1997                           1996
                                     Amortized        Market        Amortized        Market        Amortized        Market
                                        Cost          Value            Cost          Value           Cost           Value
                                                                         (In thousands)
Held to maturity:
   U.S. government and agency
     obligations                       $14,858       $15,185          $12,585       $12,679          $ 9,593       $ 9,623
Available for sale:
   U.S. government and agency
     obligations                         4,587         4,855            3,088         3,149            2,098         2,120
   Corporate equity securities             103           724              103           482              189           461
                                        ------        ------           ------        ------           ------        ------
                                         4,690         5,579            3,191         3,631            2,287         2,581
                                        ------        ------           ------        ------           ------        ------
Total                                  $19,548       $20,764          $15,776       $16,310          $11,880       $12,204
                                        ======        ======           ======        ======           ======        ======


     The following table presents the contractual maturities or terms to repricing of U.S. Government and agency obligations at carrying value and the weighted-average yields at September 30, 1998:

                                       Maturing within                 Maturing within
                                        one year after                one to five years
                                       September 30, 1998         after September 30, 1998                 Total
                                  Amortized        Average        Amortized        Average       Amortized        Average
                                      Cost           Yield            Cost          Yield            Cost           Yield
                                                                   (Dollars in thousands)
Held to maturity                    $6,049           6.21%          $ 8,809          5.89%          $14,858         6.02%
Available for sale                     100           5.13             4,487          6.24             4,587         6.22
                                     -----           ----            ------          ----            ------         ----
    Total                           $6,149           6.20%          $13,296          6.01           $19,445         6.07%
                                     =====           ====            ======          ====            ======         ====


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

     Deposits. Historically, deposits have been attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, regular passbook savings accounts, Christmas Club accounts, term certificate accounts and individual retirement accounts. In the recent past Winton has utilized the services of deposit brokers to market certificates of deposit. At September 30, 1998, the total amount of brokered deposits equaled approximately $28.5 million, or 10.7% of total deposits.

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

     At September 30, 1998, Winton's certificates of deposit totaled $199.3 million, or 74.9% of total deposits. Of such amount, approximately $118.1 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Winton at maturity, although brokered deposits are less likely to renew than other certificates of deposit. If there is a significant deviation from historical experience, Winton can, to a limited extent, utilize additional borrowings from the FHLB as an alternative to this source of funds. See "Borrowings" and "REGULATION - Federal Home Loan Banks."

     During fiscal 1998, 1997 and 1996, Winton offered certificates of deposit with terms from 18 months to five years at rates which adjust monthly with designated market indices, which were the prime rate or the three-year Treasury rate. Approximately $13.3 million of these certificates of deposit were outstanding at September 30, 1998. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 1998:

                                                                  Percent
                                                                 of total
                                               Amount            deposits
                                           (In thousands)
Transaction accounts:
   Passbook accounts (1)                      $ 48,175             18.1%
   Christmas Club accounts (2)                     187               .1
   NOW accounts (3)                             18,338              6.9
                                               -------            -----
     Total transaction accounts                 66,700             25.1

Certificates of deposit (4):
   2.00 -  3.99%                                   100                -
   4.00 -  5.99%                               115,466             43.4
   6.00 -  7.99%                                83,353             31.3
   8.00 -  9.99%                                   388               .2
                                               -------            -----
     Total certificates of deposit             199,307             74.9
                                               -------            -----

Total deposits                                $266,007            100.0%
                                               =======            =====

-----------------------------

(1) Winton's weighted average interest rate on passbook accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 3.59% at September 30, 1998.

(2) Winton's weighted average interest rate paid on Christmas Club accounts fluctuates with the general movement of interest rates. At September 30, 1998, the weighted average rate on club accounts was 3.25%.

(3) Winton's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1998, the weighted average rate on NOW accounts was .95%.

(4) Includes Individual Retirement Accounts and jumbo certificates of deposit (those with balances in excess of $100,000). Terms of certificates of deposit offered range from 30 days to 15 years, with the average accounts ranging from 90 days to 5 years.

     The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 1998:

                                                         Amount Due
                                               Over          Over
                                 Up to       1 year to    2 years to       Over
 Rate                           one year      2 years      3 years       3 years         Total
                                                        (In thousands)
 2.00 - 3.99%                   $      -       $   100      $     -       $    -        $    100
 4.00 - 5.99                      86,285        24,076        4,974          131         115,466
 6.00 - 7.99                      31,652        28,433       18,001        5,267          83,353
 8.00 - 9.99                         142           239            -            7             388
                                 -------        ------       ------        -----         -------
    Total certificates of
      deposit                   $118,079       $52,848      $22,975       $5,405        $199,307
                                 =======        ======       ======        =====         =======


     The following table presents the amount of Winton's certificates of deposit of $100,000 or more, by the time remaining until maturity at September 30, 1998:

  Maturity                                        At September 30, 1998
                                                      (In thousands)
  Three months or less                                  $ 9,135
  Over 3 months to 6 months                               9,645
  Over 6 months to 12 months                             16,605
  Over twelve months                                     29,343
                                                         ------
      Total                                             $64,728
                                                         ======


     Borrowings. During the year ended September 30, 1998, Winton's only borrowings were FHLB advances. See "REGULATION - Federal Home Loan Banks." The following table sets forth the maximum amount of Winton's FHLB advances outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                                                   Year ended September 30,
                                                                         1998                 1997                1996
                                                                                         (In thousands)
Maximum amount of FHLB advances                                         $77,882               $57,897             $46,376
                                                                        =======               =======             =======

Average amount of FHLB advances outstanding during period               $61,136               $51,146             $35,292
                                                                        =======               =======             =======


     The following table sets forth certain information as to Winton's FHLB advances at the dates indicated:

                                                                                       At September 30,
                                                                      1998                  1997                  1996
                                                                                       (In thousands)
FHLB advances                                                         $56,899               $57,425               $46,376
                                                                      =======               =======               =======

Weighted average interest cost of FHLB advances during
    period based on month end balances                                  5.94%                 5.92%                 5.66%
                                                                        ====                  ====                  ====

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

                                                                         Year ended September 30,
                                                        1998                                     1997
                                           Average       Interest                    Average      Interest
                                         outstanding     earned/       Yield/      outstanding     earned/     Yield/
                                           balance         paid         rate         balance        paid        rate
                                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)                    $299,643      $24,813        8.28%       $263,344        $22,086     8.37%
   Mortgage-backed securities -
     available for sale                         687           46        6.70           1,948            119     6.11
   Mortgage-backed securities - held
     to maturity                             13,654          829        6.07          15,552            942     6.06
   Investment securities - held to
     maturity                                13,424          826        6.15          11,785            757     6.42
   Investment securities - available
     for sale                                 4,889          279        5.71           2,007            122     6.08
   Other interest-earning assets              4,331          278        6.42           3,544                    5.84
                                           --------      -------        ----        --------        -------       ----
                                                                                                        207
     Total interest-earning assets          336,628       27,071        8.04         298,180         24,233     8.13

Non-interest-earning assets                   4,920                                    7,970
                                           --------                                 --------
     Total assets                          $341,548                                 $306,150
                                           ========                                 ========

Interest-bearing liabilities:
   Deposits                                $251,393       13,118        5.22        $229,708         12,009     5.23
   FHLB advances                             61,136        3,630        5.94          51,146          3,027     5.92
                                           --------      -------        ----        --------       --------     ----
     Total interest-bearing
       liabilities                          312,529       16,748        5.36         280,854         15,036     5.35
                                           --------      -------        ----        --------       --------     ----

Non-interest-bearing liabilities              3,786                                    3,275
                                           --------                                 --------
     Total liabilities                      316,315                                  284,129

Shareholders' equity                         25,233                                   22,021
                                           --------                                 --------
     Total liabilities and
       shareholders' equity                $341,548                                 $306,150
                                           ========                                 ========

Net interest income/
   Interest rate spread                                  $10,323        2.68%                      $  9,197     2.78%
                                                         =======        ====                       ========     ====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                             3.05%                                   3.08%
                                                                        ====                                    ====
Average interest-earning assets to
   interest-bearing liabilities                                       107.71%                                 106.17%
                                                                      ======                                  ======

                                                    Year ended September 30,
                                                           1996
                                              Average      Interest
                                            outstanding     earned/      Yield/
                                              balance        paid         rate

Interest-earning assets:
   Loans receivable (1)                       $225,164      $18,627        8.27%
   Mortgage-backed securities -
     available for sale                          2,400          113        4.71
   Mortgage-backed securities - held
     to maturity                                17,311        1,070        6.18
   Investment securities - held to
     maturity                                    9,927          636        6.41
   Investment securities - available
     for sale                                    3,228          185        5.73
   Other interest-earning assets                 3,049           199       6.53
                                             ---------     ---------       ----

     Total interest-earning assets             261,079       20,830        7.98

Non-interest-earning assets                      7,283
                                              --------
     Total assets                             $268,362
                                              ========

Interest-bearing liabilities:
   Deposits                                   $209,879       10,700        5.10
   FHLB advances                                35,292        1,996        5.66
                                              --------     --------        ----
     Total interest-bearing
       liabilities                             245,171       12,696        5.18
                                              --------     --------        ----

Non-interest-bearing liabilities                 2,349
                                              --------
     Total liabilities                         247,520

Shareholders' equity                            20,842
                                              --------
     Total liabilities and
       shareholders' equity                   $268,362
                                              ========

Net interest income/
   Interest rate spread                                    $  8,134        2.80%
                                                           ========        ====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                                3.02%
                                                                           ====
Average interest-earning assets to
   interest-bearing liabilities                                          106.49%
                                                                         ======

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

                                                                1998 vs. 1997                     1997 vs. 1996
                                                            Increase (Decrease)                Increase (Decrease)
                                                                  due to                              due to
                                                      Volume       Rate        Total       Volume      Rate      Total
                                 (In thousands)
Interest income attributable to:
   Loans receivable(1)                                $2,968       $(241)      $2,727      $3,244        $251    $3,495
   Mortgage-backed securities- available for sale        (83)         10          (73)        (18)         24         6
   Mortgage-backed securities- held to maturity         (115)          2         (113)       (107)        (21)     (128)
   Investment securities - available for sale            165          (8)         157         (73)         10       (63)
   Investment securities - held to maturity              101         (32)          69         120           1       121
   Other interest-earning assets(2)                       49          22           71          29         (21)        8
                                                      ------       -----       ------      ------       -----    ------

Total interest-earning assets                          3,085        (247)       2,838       3,195         244     3,439
Interest expense attributable to:
   Deposits                                            1,132         (23)       1,109       1,031         278     1,309
   Borrowings                                            593          10          603         933          98      1031
                                                      ------       ------      -------     -------      ------   -------

     Total interest-bearing liabilities                1,725         (13)       1,712       1,964         376     2,340
                                                      ------       ------      ------      ------       -----    ------

Increase in net interest income                       $1,360       $(234)      $1,126      $1,231       $(132)   $1,099
                                                      ======       =====       ======      ======       =====    ======

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

     At September 30, 1998, 2% of the present value of Winton's assets was approximately $7.2 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $5.9 million at September 30, 1998, Winton would not have been required to deduct approximately $650,000 (50% of the $1.3 million difference) from its capital in determining whether Winton met its risk-based capital requirement, if the regulation had been in effect for Winton.

     Presented below, as of September 30, 1998, is an analysis of Winton's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 basis points in market interest rates.

                                                                             September 30, 1998
 Change in Interest Rate            Board Limit                  $ Change                        % Change
     (Basis Points)                 % change                     In NPV                          in NPV

                                                                            (Dollars in thousands)
       +300                           (75)%                      $(9,674)                           (33)%
       +200                           (50)                        (5,907)                           (20)
       +100                           (20)                        (2,680)                            (9)
          0                             -                              -                              -
       -100                           (15)                         2,311                              8
       -200                           (25)                         4,847                             17
       -300                           (35)                         8,105                             28


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

                                                                                            At September 30,
                                                                              1998               1997              1996
Weighted average yield on loan portfolio                                       8.28%              8.35%             8.18%
Weighted average yield on mortgage-backed securities                           6.43               6.43              6.18
Weighted average yield on investment securities                                6.11               6.50              6.43
Weighted average yield on other interest-earning assets                        6.46               6.59              7.00
Weighted average yield on all interest-earning assets                          8.05               8.14              7.96
Weighted average interest rate paid on deposits                                5.18               5.31              5.18
Weighted average interest rate paid on borrowings                              5.98               6.22              6.15
Weighted average interest rate paid on all interest-bearing                    5.32               5.48              5.34
    liabilities
Interest rate spread (spread between weighted average interest rate
    on all interest-earning assets and all interest-bearing                    2.73               2.66              2.62
    liabilities)


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

Year 2000 Considerations

     WFC is addressing the potential problems associated with the possibility that the computers which control or operate Winton's operating systems may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous date. Other concerns have been raised regarding February 29, 2000, as well as September 9, 1999, which are new calculations challenges that may result in further problems.

     Most significantly affected are all forms of financial accounting, including interest computations, due dates, pensions, personnel benefits, investments, legal commitments, valuations, fixed asset depreciation schedules, tax filings and financial models. Additional problems may occur on other systems using computers for processing, vault openings, check protectors and gas and electric. The total impact is currently unknown; however, it is projected that failure to address these programming code issues and make appropriate changes may expose an institution to all types of risks, including credit, transaction, liquidity, interest rate, compliance, reputation, strategic, price and foreign exchange.

     Winton has established a Year 2000 team, headed by the systems analyst, to analyze the risk of potential problems that might arise from the failures of computer programming to recognize the year 2000 and to develop a plan to mitigate any such risk. Research by the team indicates that the greatest potential impact upon Winton is the risk related to vendors used by Winton, particularly its data processing service bureau. Quarterly progress reports from the service bureau indicated levels of manpower and expertise sufficient to amend and test the adequacy of their computer programming and systems prior to the arrival of the year 2000. All other vendors and commercial customer's have been identified and requests for year 2000 certificates have been forwarded by Winton.

     The year 2000 team submits quarterly progress reports to the Board of Directors and has established a target date of December 31, 1998, for all required internal testing of each system utilized, which is expected to be minimal. The team estimates that the impact upon the Company's results of operations, liquidity and capital resources will be immaterial.

     Management has developed a contingency plan which includes manual procedures along with certain off-line canned programs. Management has set a budget  of  approximately  $100,000  to  ensure  WFC and  Winton  are year  2000 compliant.

     In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Year 2000, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. Winton is assessing such risks among its customers. WFC could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. Winton is therefore attempting to assess these risks and take action to minimize their effect.

Subsidiary Activities

     Winton has no subsidiaries. WFC's only subsidiary is Winton.

Personnel

     As of September 30, 1998, Winton had 93 full-time equivalent employees. Winton believes that relations with its employees are excellent. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.


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

     OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Winton includes a general loan loss allowance of $789,000 at September 30, 1998.

     Winton met all of its capital requirements at September 30, 1998. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

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

     The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Under such regulations, unless an association has received the highest possible examination rating, the association will be subject to restrictive action by the OTS if it does not maintain core capital of at least 4%. Winton's capital at September 30, 1998, met the standards for the highest category, a "well-capitalized" institution.

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

     Liquidity. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4.0% of its net withdrawable savings deposits payable in one year plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Winton at September 30, 1998, was approximately $37.4 million, or 19.3%, and exceeded the 4.0% liquidity requirement by approximately $29.5 million.

     Qualified Thrift Lender Test. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1998, Winton met the QTL test.

     Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1998, Winton was in compliance with this lending limit.

     Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 1998.

     All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC is an affiliate of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 1998.

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

     As a unitary savings and loan holding company, WFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit WFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact WFC's current activities, which consist solely of holding stock of Winton. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of WFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1998, Winton met both those tests.

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

     State-Chartered Association Activities. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Winton' activities and investments at September 30, 1998, were permissible for a federal association.

FRB Reserve Requirements

     Effective December 1, 1998, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At September 30, 1998, Winton was in compliance with the present reserve requirements and the requirements then in effect.

Federal Home Loan Banks

     The FHLBs provide credit to their members in the form of advances. Winton is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Winton was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4.0 million at September 30, 1998.

     FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At September 30, 1998, Winton's maximum limit on advances was approximately $80.0 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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


                                    TAXATION

Federal Taxation

     WFC and Winton are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, WFC and Winton may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

     Winton's average gross receipts for the three tax years ending on September 30, 1998, is $25.8 million and as a result, Winton does not qualify as a small corporation exempt from the alternative minimum tax.

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

     The  balance of the  pre-1988  reserves  is subject  to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Winton for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1998, the pre-1988 reserves of Winton for tax purposes totaled approximately $1.1 million. Winton believes it had approximately $19.7 million of accumulated earnings and profits for tax purposes as of September 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

     The tax returns of Winton have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

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

     Winton is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the taxable book net worth of Winton determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," Winton is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.          Description of Property

     The following table sets forth certain information at September 30, 1998, regarding the properties on which the main office and each branch office of Winton is located:


                                  Owned                       Date              Square                 Net
Location                          or leased                 acquired            footage          book value (1)
--------                          ---------                 --------            -------          ----------
                                                                              (In thousands)
Main office:

5511 Cheviot Road                 owned/leased (2)            1967               8,600                 $853
Cincinnati, Ohio  45247

Branch offices:

601 Main Street                   leased                      N/A                4,100                    -
Cincinnati, Ohio  45202

4517 Vine Street
Cincinnati, Ohio  45217           owned                       1932               2,600                $  75

10575 Harrison Avenue
Harrison, Ohio  45030             owned                       1981               4,800                 $367

7014 Vine Street
Cincinnati, Ohio  45216           owned                       1897               3,200                $  91

-----------------------------

(1)  Net book value amounts are for land, building and improvements.

(2) In January 1990, Winton entered into a lease agreement pursuant to which it leases a building containing approximately 3,750 square feet adjacent to Winton's main office on Cheviot Road. The initial term of the lease was three years, renewable for seven successive three year periods. Winton has the right to purchase the building during the term of the lease. In January 1996 the lease was renewed for an additional three year period.


     Winton also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Winton's investment in office premises and equipment totaled $2.9 million at September 30, 1998.

Item 3.          Legal Proceedings

     A class action complaint was filed against Winton on September 28, 1998, in the Court of Common Pleas of Hamilton County Ohio. The case is styled Spencer v. Winton Savings & Loan Co., et al., Case # A9805495 and alleges that Winton violated Ohio Revised Code ss. 5301.36 by failing to record mortgage satisfactions within 90 days from the date of satisfaction. Currently, only David and Kellie Spencer, a single mortgagor of Winton's, have sued; however, there are class action allegations in the complaint. To date, there has been no motion to certify the class. Ohio Revised Code ss.5301.35 states that a mortgagor may recover $250 in a civil action if the 90-day provision is violated, but does not preclude any other legal remedies to which an aggrieved mortgagor may be entitled. In this case, plaintiffs seek statutory damages in the amount of $250, and all other relief to which they may be entitled. Until the class is certified, management cannot predict Winton's total exposure.

Item 4.          Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the shareholders of WFC during the last quarter of fiscal year ended September 30, 1998.

                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

     The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1998 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF WINTON FINANCIAL'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

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

Item 7a.         Quantitative and Qualitative Disclosures About Market Risk

     This information is included under the heading "Asset/Liability Management" in Item 1, "Description of Business," on pages 20 through 24 of this document.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.


                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

     The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Winton Financial Corporation (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

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

        Not applicable

Item 13.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Item 3       Amended Articles of Incorporation and Code of
                            Regulations

               Item 10      Material Contracts

               Item 13      Portions of the 1998 Annual Report to Shareholders

               Item 20      Proxy Statement for 1999 Meeting of Shareholders

               Item 21      Subsidiaries of the Registrant

               Item 23 Consent of Grant Thornton LLP regarding WFC's Consolidated Financial Statements and Forms S-8 for WFC's 1988 Stock Option Plan and 401(k) Profit Sharing Plan

               Item 27.1    1998 Financial Data Schedule

               Item 27.2    Restated 1997 Financial Data Schedule

               Item 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

               Item 99.2    Form  5500 for  fiscal  year  ended
                            September   30,  1997,   for  the  Winton
                            Savings  &  Loan  Company  401(k)  Profit
                            Sharing Plan

          (b) No current report on Form 8-K was filed by WFC during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 18, 1998.

                                                 WINTON FINANCIAL CORPORATION


                                                 By /s/ Robert L. Bollin
                                                     Robert L. Bollin,
                                                     President, Chief Executive
                                                     Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Jill M. Burke                                By /s/ Robert J. Bollin
    Jill M. Burke,                                     Robert J. Bollin,
    Principal Financial Officer                        Director
    and Principal Accounting
    Officer



Date: December 18, 1998                             Date: December 18, 1998



By /s/ Robert E. Hoeweler                           By /s/ Thomas H. Humes
    Robert E. Hoeweler,                                 Thomas H. Humes,
    Director                                            Director



Date: December 18, 1998                             Date: December 18, 1998



By /s/ Timothy M. Mooney                            By /s/ William J. Parchman
    Timothy M. Mooney,                                  William J. Parchman,
    Director                                            Director



Date: December 18, 1998                             Date: December 18, 1998


By /s/ Henry L. Schulhoff                           By /s/ J. Clay Stinnett
    Henry L. Schulhoff,                                 J. Clay Stinnett,
    Director                                            Director


Date: December 18, 1998                             Date: December 18, 1998

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

   10.2         Amendment No. 1 to the Winton Savings and
                Loan Co. Employee Stock Ownership Plan

   10.3         Amendment No. 2 to The Winton Savings and
                Loan Co. Employee Stock Ownership Plan

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

   10.5        Employment Agreement between WFC, Winton and Robert L.        Incorporated by reference to Quarterly
               Bollin, dated May 22, 1998                                    Report on Form 10-QSB for the quarter ended
                                                                             June 30, 1998, filed by WFC with the SEC
                                                                             in August 1998 (the "6/98 10-QSB"),
                                                                             Exhibit 10.2

   10.6        Employment Agreement between WFC, Winton and Gregory J.       Incorporated by reference to the 6/98
               Bollin, dated May 22, 1998                                    10-QSB, Exhibit 10.1

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

   10.8        Employment Agreement between WFC, Winton and Jill M. Burke,   Incorporated by reference to the 6/96 10-QSB
               dated May 1, 1996

   10.9        Employment Agreement between WFC, Winton and Mary Ellen       Incorporated by reference to the 6/96 10-QSB
               Lovett



   10.10      Employment Agreement between WFC, Winton and Anthony G.         Incorporated by reference to the 6/96 10-QSB
              Gerstner, dated May 1, 1996

   10.11      Severance Agreement between WFC and Jill M. Burke, dated        Incorporated by reference to the 6/98
              May 22, 1998                                                    10-QSB, Exhibit 10.3

   13         Portions of the Winton Financial Corporation 1998 Annual
              Report to Shareholders

   20 Proxy Statement for the 1999 Annual Meeting of Shareholders of Winton Financial Corporation

   21         Subsidiaries of the Registrant                                  Incorporated by reference to the Annual
                                                                              Report on Form 10-KSB for the fiscal year
                                                                              ended September 30, 1996, filed by WFC with
                                                                              the SEC on December 24, 1996, Exhibit 21
   23.1       Consent of Grant Thornton LLP regarding WFC's Consolidated
              Financial Statements and Forms S-8 for WFC's 1988 Stock
              Option Plan and 401(k) Profit Sharing Plan

   27.1       1998 Financial Data Schedule

   27.2       Restated 1997 Financial Data Schedule

   99.1       Safe Harbor Under the Private Securities Litigation
              Reform Act of 1995

   99.2 Form 5500 for fiscal year ended September 30, 1997, for the Winton Savings & Loan Company 401(k) Plan