Form 10-Q
period 1998-12-31
WINTON FINANCIAL CORP
filed 1999-02-12
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1998
                               -----------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                               No ____

As of February 8, 1999, the latest practicable date, 4,015,304 shares of the registrant's common stock, no par value, were issued and outstanding.









                               Page 1 of 18 pages

                   Winton Financial Corporation and Subsidiary

                                      INDEX

                                                                        Page

PART I  -  FINANCIAL INFORMATION

             Consolidated Statements of Financial
             Condition                                                     3

             Consolidated Statements of Earnings                           4

             Consolidated Statements of Other Comprehensive
               Income                                                      5

             Consolidated Statements of Cash Flows                         6

             Notes to Consolidated Financial Statements                    8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                   12


PART II -  OTHER INFORMATION                                              16

SIGNATURES                                                                17

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                           December 31,         September 30,
         ASSETS                                                                    1998                  1998
Cash and due from banks                                                        $  1,478              $  1,607
Interest-bearing deposits in other financial institutions                         1,306                 2,607
                                                                                -------               -------
         Cash and cash equivalents                                                2,784                 4,214

Investment securities available for sale - at market                              5,405                 5,579
Investment securities - at cost, approximate market
  value of $15,858 and $15,185 at December 31,
  1998 and September 30, 1998                                                    15,636                14,858
Mortgage-backed securities available for sale - at market                           517                   565
Mortgage-backed securities - at cost, approximate market
  value of $11,834 and $12,266 at December 31,
  1998 and September 30, 1998                                                    11,859                12,418
Loans receivable - net                                                          318,357               297,055
Loans held for sale - at lower of cost or market                                  6,344                 8,253
Office premises and equipment - net                                               2,940                 2,945
Real estate acquired through foreclosure                                            491                   495
Federal Home Loan Bank stock - at cost                                            4,104                 4,033
Accrued interest receivable on loans                                              2,325                 2,407
Accrued interest receivable on mortgage-
  backed securities                                                                  86                    91
Accrued interest receivable on investments                                          257                   285
Prepaid expenses and other assets                                                   401                   488
Intangible assets - net                                                             386                   402
Prepaid federal income taxes                                                         -                    105
                                                                                -------               -------

         Total assets                                                          $371,892              $354,193
                                                                                =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits $264,186                                                              $266,007
Advances from the Federal Home Loan Bank                                         74,882                56,899
Accounts payable on mortgage loans serviced for others                              910                   912
Advance payments by borrowers for taxes and insurance                             1,161                   610
Other liabilities                                                                 1,220                 1,342
Accrued federal income taxes                                                        501                    -
Deferred federal income taxes                                                     1,385                 1,531
                                                                                -------               -------
         Total liabilities                                                      344,245               327,301

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                     -                     -
  Common stock - 5,000,000 shares without par value
    authorized; 4,015,304 and 4,014,304 shares issued and outstanding                -                     -
  Additional paid-in capital                                                      8,789                 8,782
  Retained earnings - substantially restricted                                   18,318                17,520
  Unrealized gains on securities designated as available for sale, net              540                   590
                                                                                -------               -------
         Total shareholders' equity                                              27,647                26,892
                                                                                -------               -------

         Total liabilities and shareholders' equity                            $371,892              $354,193
                                                                                =======               =======


                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)

                                                                         1998                   1997
Interest income
  Loans                                                                $6,275                 $5,952
  Mortgage-backed securities                                              189                    230
  Investment securities                                                   299                    262
  Interest-bearing deposits and other                                     136                     61
                                                                        -----                  -----
         Total interest income                                          6,899                  6,505

Interest expense
  Deposits                                                              3,355                  3,243
  Borrowings                                                              903                    783
                                                                        -----                  -----
         Total interest expense                                         4,258                  4,026
                                                                        -----                  -----

         Net interest income                                            2,641                  2,479

Provision for losses on loans                                              23                     -
                                                                        -----                  -----

         Net interest income after provision
           for losses on loans                                          2,618                  2,479

Other income
  Gain on sale of mortgage loans                                          674                    247
  Mortgage servicing fees                                                  (8)                    94
  Other operating                                                         156                    103
                                                                        -----                  -----
         Total other income                                               822                    444

General, administrative and other expense
  Employee compensation and benefits                                      829                    740
  Occupancy and equipment                                                 362                    310
  Federal deposit insurance premiums                                       37                     37
  Franchise taxes                                                          78                     68
  Amortization of intangible assets                                        16                     15
  Advertising                                                              62                     48
  Other operating                                                         385                    241
                                                                        -----                  -----
         Total general, administrative and other expense                1,769                  1,459
                                                                        -----                  -----

         Earnings before income taxes                                   1,671                  1,464

Federal income taxes
  Current                                                                 691                    541
  Deferred                                                               (120)                   (37)
                                                                        -----                  -----
         Total federal income taxes                                       571                    504
                                                                        -----                  -----

         NET EARNINGS                                                  $1,100                 $  960
                                                                        =====                  =====

         EARNINGS PER SHARE
           Basic                                                         $.27                   $.24
                                                                          ===                    ===

           Diluted                                                       $.26                   $.23
                                                                          ===                    ===

         DIVIDENDS PAID PER COMMON SHARE                               $.0750                 $.0625
                                                                        =====                  =====



                          Winton Financial Corporation

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                   1998                1997
Net earnings                                                     $1,100             $   960

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                               (50)                145
                                                                  -----               -----

Comprehensive income                                             $1,050              $1,105
                                                                  =====               =====



                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)

                                                                                 1998                  1997
Cash flows from operating activities:
  Net earnings for the period                                                 $ 1,100               $   960
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                   10                    10
    Amortization of deferred loan origination fees                                (33)                  (90)
    Depreciation and amortization                                                 110                    99
    Amortization of intangible assets                                              16                    15
    Provision for losses on loans                                                  23                    -
    Gain on sale of mortgage loans                                               (535)                 (214)
    Loans originated for sale in the secondary market                         (38,002)              (18,774)
    Proceeds from sale of loans in the secondary market                        40,446                16,171
    Federal Home Loan Bank stock dividends                                        (71)                  (54)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                         82                    60
      Accrued interest receivable on mortgage-backed securities                     5                     3
      Accrued interest receivable on investments                                   28                     1
      Prepaid expenses and other assets                                            87                    29
      Accounts payable on mortgage loans serviced for others                       (2)                   11
      Other liabilities                                                          (122)                  (35)
      Federal income taxes
        Current                                                                   606                   180
        Deferred                                                                 (120)                  (37)
                                                                               ------                ------
          Net cash provided by (used in) operating activities                   3,628                (1,665)

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                              598                   483
  Proceeds from the maturity of investment securities                           2,100                 3,500
  Purchase of investment securities designated as held to maturity             (2,781)               (4,008)
  Purchase of investment securities designated as available for sale               -                   (748)
  Loan principal repayments                                                    30,383                20,869
  Loan disbursements                                                          (51,675)              (23,019)
  Sale of loan participations                                                      -                  2,499
  Purchase of office premises and equipment                                      (101)                 (113)
                                                                               ------                ------
          Net cash used in investing activities                               (21,476)                 (537)
                                                                               ------                ------

          Net cash used in operating and investing
            activities (balance carried forward)                              (17,848)               (2,202)
                                                                               ------                ------


                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the three months ended December 31,
                                 (In thousands)

                                                                             1998                  1997

          Net cash used in operating and investing
            activities (balance brought forward)                         $(17,848)              $(2,202)

Cash flows from financing activities:
  Net increase (decrease) in deposit accounts                              (1,821)                7,753
  Repayments of Federal Home Loan Bank advances                               (17)              (13,016)
  Proceeds from Federal Home Loan Bank advances                            18,000                 9,000
  Advances by borrowers for taxes and insurance                               551                   364
  Proceeds from exercise of stock options                                       7                   261
  Dividends paid on common stock                                             (302)                 (252)
                                                                          -------                ------
          Net cash provided by financing activities                        16,418                 4,110
                                                                          -------                ------

Net increase (decrease) in cash and cash equivalents                       (1,430)                1,908

Cash and cash equivalents at beginning of period                            4,214                 2,786
                                                                          -------                ------

Cash and cash equivalents at end of period                               $  2,784               $ 4,694
                                                                          =======                ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                 $     85               $   300
                                                                          =======                ======

    Interest on deposits and borrowings                                  $  4,144               $ 3,942
                                                                          =======                ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                 $    (50)              $   145
                                                                          =======                ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                         $    139               $    33
                                                                          =======                ======


                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1998 and 1997


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation (the "Corporation" or "Winton Financial") included in the Annual Report on Form 10-K for the year ended September 30, 1998. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and The Winton Savings and Loan Co. (the "Company" or "Winton Savings"). All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on Winton Financial's financial position or results of operations.

                          Winton Financial Corporation

          For the three month periods ended December 31, 1998 and 1997


3.       Effects of Recent Accounting Pronouncements (continued)

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on Winton Financial's financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on Winton Financial's financial position or results of operations.

         The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

                          Winton Financial Corporation

          For the three month periods ended December 31, 1998 and 1997


4.       Year 2000 Compliance Issues

         The Year 2000 issue is a serious operational problem which is widespread and complex, affecting all industries. The Federal Financial Institution Examination Council (the "FFIEC"), representing the views of each of the primary financial institution regulators, has focused on the risk that programming codes in existing computer systems will fail to properly recognize the new millennium when it occurs in the year 2000. Winton Savings is addressing the potential problems associated with the possibility that the computers which control or operate the Company's operating systems may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Other concerns have been raised regarding February 29, 2000, as well as September 9, 1999, which are new calculation challenges that may result in further problems.

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

         Winton Savings has established a Year 2000 team, headed by its systems analyst, to analyze the risk of potential problems that might arise from the failures of computer programming to recognize the year 2000 and to develop a plan to mitigate any such risk. Research by the team indicates that the greatest potential impact upon Winton Savings is the risk related to vendors used by Winton Savings, particularly the Company's data processing service bureau. Quarterly progress reports from the service bureau indicated levels of manpower and expertise sufficient to amend and test the adequacy of its computer programming and systems prior to the arrival of the year 2000. All other vendors and commercial customers have been identified and requests for year 2000 certificates have been forwarded by Winton Savings.

         The year 2000 team submits quarterly progress reports to the Board of Directors and continues to perform all required internal testing of each system utilized, which is expected to be minimal. The team estimates that the impact upon the Company's results of operations, liquidity and capital resources will be immaterial.

                          Winton Financial Corporation

          For the three month periods ended December 31, 1998 and 1997


4.       Year 2000 Compliance Issues (continued)

         Management has developed a contingency plan which includes manual procedures along with certain off-line canned programs. Management has set a budget of approximately $100,000, of which approximately $25,000 has been expensed at December 31, 1998, to ensure Winton Financial and Winton Savings are year 2000 compliant.

         In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Year 2000, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. Winton Savings is assessing such risks among its customers. WFC could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. Winton Savings is therefore attempting to assess these risks and take action to minimize their effect.

5.       Earnings Per Share

         Basic earnings per share for the three month period ended December 31, 1998 is computed based on 4,014,847 weighted-average shares outstanding.

         Basic  earnings per share for the three month period ended December 31,
         1997,   is  computed   based  on  4,007,738   weighted-average   shares
         outstanding.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,196,039 for the three month period ended December 31, 1998, and 4,138,807 for the three month period ended December 31, 1997, respectively.

         Basic and diluted earnings per share for the three month period ended December 31, 1997 have been restated to give effect to the Corporation's two-for-one stock split which was effected on March 31, 1998.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the Corporation's financial condition as of December 31, 1998, and the results of operations for the three month period ended December 31, 1998, compared to the same period in 1997. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the statements in the following referenced sections of this discussion and analysis are forward looking and are, therefore, subject to such risks and uncertainties.

1. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Discussion of Changes in Financial Condition from September 30, 1998 to December 31, 1998" and "Comparison of Results of Operations for the Three Months Ended December 31, 1998 and 1997."

2. Management's determination of the effects of the year 2000 on Winton Financial's information technology systems as set forth under "Year 2000 Compliance Issues."

3. Management's estimate as to the effects of recent accounting pronouncements as set forth under "Effects of Recent Accounting Pronouncements."


Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998

At December 31, 1998, the Corporation had total assets of $371.9 million, an increase of approximately $17.7 million, or 5.0%, over the level at September 30, 1998. The growth in assets was funded primarily by an increase in Federal Home Loan Bank advances of $18.0 million and undistributed net earnings of $798,000, partially offset by a decrease of $1.8 million in deposits.

Investment securities totaled approximately $21.0 million at December 31, 1998, an increase of approximately $604,000, or 3.0%, over September 30, 1998 levels, as purchases of $2.8 million exceeded maturities and called securities of $2.1 million during the period.

Mortgage-backed securities totaled approximately $12.4 million at December 31, 1998, a decrease of approximately $607,000, or 4.7%, since September 30, 1998, primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $324.7 million at December 31, 1998, an increase of approximately $19.4 million, or 6.4%, over the level at September 30, 1998. Proceeds from loan sales increased by $24.3 million during the current period to $40.4 million, loan originations totaled $89.7 million and principal repayments amounted to $30.4 million.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1998 to December 31, 1998 (continued)

At December 31, 1998, the allowance for loan losses of Winton Savings totaled $865,000, an increase of $23,000 from the level maintained at September 30, 1998. At December 31, 1998, the allowance represented approximately .25% of the total loan portfolio and 64% of total nonperforming loans. At December 31, 1998, the ratio of total nonperforming loans to total loans amounted to .40% as compared to .35% at September 30, 1998. Although management believes that its allowance for loan losses at December 31, 1998 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $264.2 million at December 31, 1998, a decrease of $1.8 million, or .7%, from September 30, 1998 levels. The decrease in deposits was primarily the result of management's decision not to renew brokered certificates. Such brokered deposits totaled $23.7 million and $28.5 million at December 31, 1998 and September 30, 1998, respectively.

Advances from the Federal Home Loan Bank totaled $74.9 million at December 31, 1998, an increase of $18.0 million, or 31.6%, over September 30, 1998 levels. Proceeds from such advances have generally been utilized to fund the growth in the loan portfolio.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 1998, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three Month Periods ended December 31, 1998 and 1997

General

Net earnings totaled $1.1 million for the three months ended December 31, 1998, compared to $960,000 for the same period in 1997, an increase of $140,000, or 14.6%. The increased earnings resulted primarily from a $162,000, or 6.5%, increase in net interest income and a $378,000 increase in other income, which were partially offset by an increase of $23,000 in the provision for losses on loans, a $310,000, or 21.2%, increase in general, administrative and other expense, and a $67,000, or 13.3%, increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $282,000, or 4.6%, for the three months ended December 31, 1998, compared to the same period in 1997. The increase resulted primarily from a $28.3 million increase in the weighted-average portfolio outstanding year to year, offset by a 39 basis point decrease in yield, to 7.99% for three months ended December 31, 1998.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended December 31, 1998 and 1997 (continued)

Net Interest Income (continued)

Interest income on investment securities and interest-bearing deposits and other increased by $112,000, or 34.7%, for the three months ended December 31, 1998, compared to the comparable period in 1997. The increase resulted from a $6.2 million increase in the average balance outstanding, and an increase in yield, to 6.26% for the three months ended December 31, 1998.

Interest expense on deposits increased by $112,000, or 3.5%, for the three months ended December 31, 1998 compared to the comparable period in 1997. The increase was primarily attributable to a $19.8 million increase in weighted-average deposits outstanding year to year. The weighted-average cost of deposits decreased during the periods, amounting to 5.07% and 5.30% for the three months ended December 31, 1998 and 1997, respectively.

Interest expense on borrowings increased by $120,000, or 15.3%, during the three months ended December 31, 1998, compared to the same period in 1997, primarily due to an increase of $9.7 million in the weighted-average balances of Federal Home Loan Bank advances outstanding, while the weighted-average cost of Federal Home Loan Bank advances decreased to 5.81% from 5.97% during the three month periods ended December 31, 1998 and 1997.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $162,000, or 6.5%, to a total of $2.6 million for the three months ended December 31, 1998, compared to the same period in 1997. The interest rate spread decreased by 16 basis points, to 2.64% for the three months ended December 31, 1998, while the net interest margin decreased by 12 basis points, to 3.01% for the three months ended December 31, 1998, compared to 3.13% for the comparable period in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio. As a result of such analysis, management elected to record a $23,000 provision for loan losses during the three-month period ended December 31, 1998. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $378,000, or 85.1%, for the three months ended December 31, 1998, compared to the 1997 period, primarily due to an increase of $427,000, or 172.9%, in gain on sale of mortgage loans and a $53,000, or 51.5%, increase in other income, which were partially offset by a $102,000, or 108.5%, decrease in mortgage servicing fees.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended December 31, 1998 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $310,000, or 21.2%, for the three months ended December 31, 1998, compared to the same period in 1997. The increase consisted primarily of a $89,000, or 12.0%, increase in employee compensation and benefits, a $52,000, or 16.8%, increase in occupancy and equipment, a $10,000, or 14.7%, increase in franchise taxes, a $14,000, or 29.2%, increase in advertising expense and a $144,000, or 59.8%, increase in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels coupled with normal merit increases, which were partially offset by an increase in deferred loan origination costs due to the increased lending volume. The increase in occupancy and equipment expense resulted from costs associated with the new loan production office location in Western Hills. The increase in other operating expense resulted primarily from an increase in computer technology costs along with additional training expense related to implementation of new loan software which will streamline the loan production process, coupled with costs related to the year 2000 compliance initiative.

Federal Income Taxes

The provision for federal income taxes amounted to $571,000 for the three months ended December 31, 1998, an increase of $67,000, or 13.3%, over the same period in 1997. The increase resulted primarily from a $207,000, or 14.1%, increase in pretax earnings. The effective tax rates were 34.2% and 34.4% for the three month periods ended December 31, 1998 and 1997, respectively.

                          Winton Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On January 29, 1999, the Annual Meeting of the Shareholders of Winton Financial Corporation was held. Three directors were nominated for re-election and were re-elected for terms expiring in 2002, pursuant to the following respective votes:

         Robert E. Hoeweler        For:  3,565,939          Withheld:  23,200
         Timothy M. Mooney         For:  3,565,739          Withheld:  23,400
         J. Clay Stinnett          For:  3,565,739          Withheld:  23,400

         Three other matters were voted upon by the shareholders, as follows:

          1) Ratification of amendment to the amended Articles of Incorporation of Winton Financial Corporation to increase the authorized number of shares from 7,000,000 to 20,000,000, 18,000,000 of which will be common shares, each without par value, and 2,000,000 of which will be preferred shares, each without par value.

               For:  3,315,077      Against:  234,601         Abstain:  39,460

          2) Ratification of the Winton Financial Corporation 1999 Stock Option and Incentive Plan:

               For:  2,587,406      Against:  267,324         Abstain:  52,978

          3) Ratification of the selection of Grant Thornton LLP as the auditors of Winton Financial Corporation for the current fiscal year, pursuant to the following vote:

               For:  3,515,951      Against:  68,548          Abstain:  4,640

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

          On December 14, 1998,  Winton  Financial filed a Form 8-K reporting in
          Item 5 that it had signed an Agreement and Plan of Reorganization with BenchMark Federal Savings Bank which provided for the merger of BenchMark into Winton Savings.

         Exhibits

           27: Financial Data Schedule for the Three Months Ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   February 9, 1999                              By: /s/Robert L. Bollin
                                                          Robert L. Bollin
                                                          President





Date:   February 9, 1999                             By: /s/Jill M. Burke
                                                         Jill M. Burke
                                                         Chief Financial Officer