Form 10-Q
period 1999-03-31
WINTON FINANCIAL CORP
filed 1999-05-13
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               ---------------------------------------------

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

Yes   X                                            No  ____

As of May 3, 1999, the latest practicable date, 4,021,304 shares of the registrant's common stock, no par value, were issued and outstanding.









                               Page 1 of 19 pages

                   Winton Financial Corporation and Subsidiary

                                      INDEX

                                                                          Page

PART I  -  FINANCIAL INFORMATION

               Consolidated Statements of Financial
               Condition                                                     3

               Consolidated Statements of Earnings                           4

               Consolidated Statements of Other Comprehensive
                 Income                                                      5

               Consolidated Statements of Cash Flows                         6

               Notes to Consolidated Financial Statements                    8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                   12


PART II -  OTHER INFORMATION                                                18

SIGNATURES                                                                  19

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        March 31,         September 30,
         ASSETS                                                                              1999                  1998
Cash and due from banks                                                                  $  1,702              $  1,607
Interest-bearing deposits in other financial institutions                                     531                 2,607
                                                                                          -------               -------
         Cash and cash equivalents                                                          2,233                 4,214

Investment securities available for sale - at market                                        5,261                 5,579
Investment securities held to maturity - at cost, approximate market value of $16,472 and $15,185 at March 31,
  1999 and September 30, 1998                                                              16,392                14,858
Mortgage-backed securities available for sale - at market                                     473                   565
Mortgage-backed  securities held to maturity - at cost, approximate market value of $11,215 and $12,266 at March 31,
  1999 and September 30, 1998                                                              11,361                12,418
Loans receivable - net                                                                    334,070               297,055
Loans held for sale - at lower of cost or market                                            2,678                 8,253
Office premises and equipment - net                                                         2,892                 2,945
Real estate acquired through foreclosure                                                      486                   495
Federal Home Loan Bank stock - at cost                                                      4,175                 4,033
Accrued interest receivable on loans                                                        2,339                 2,407
Accrued interest receivable on mortgage-
  backed securities                                                                            79                    91
Accrued interest receivable on investments                                                    284                   285
Prepaid expenses and other assets                                                             967                   488
Intangible assets - net                                                                       371                   402
Prepaid federal income taxes                                                                   -                    105
                                                                                          -------               -------

         Total assets                                                                    $384,061              $354,193
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $274,188              $266,007
Advances from the Federal Home Loan Bank                                                   77,365                56,899
Accounts payable on mortgage loans serviced for others                                        871                   912
Advance payments by borrowers for taxes and insurance                                         642                   610
Other liabilities                                                                           1,384                 1,342
Accrued federal income taxes                                                                   44                    -
Deferred federal income taxes                                                               1,347                 1,531
                                                                                          -------               -------
         Total liabilities                                                                355,841               327,301

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                               -                     -
  Common stock - 18,000,000 shares without par value
    authorized; 4,015,304 and 4,014,304 shares issued and outstanding                          -                     -
  Additional paid-in capital                                                                8,789                 8,782
  Retained earnings - substantially restricted                                             18,986                17,520
  Unrealized gains on securities designated as available for sale, net                        445                   590
                                                                                          -------               -------
         Total shareholders' equity                                                        28,220                26,892
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $384,061              $354,193
                                                                                          =======               =======


                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                        Six months ended             Three months ended
                                                                            March 31,                      March 31,
                                                                       1999         1998              1999         1998
Interest income
  Loans                                                             $12,814      $11,942            $6,540       $5,991
  Mortgage-backed securities                                            366          460               177          230
  Investment securities                                                 600          535               301          272
  Interest-bearing deposits and other                                   223          121                86           60
                                                                     ------       ------             -----        -----
         Total interest income                                       14,003       13,058             7,104        6,553

Interest expense
  Deposits                                                            6,606        6,429             3,251        3,186
  Borrowings                                                          1,950        1,576             1,046          793
                                                                     ------       ------             -----        -----
         Total interest expense                                       8,556        8,005             4,297        3,979
                                                                     ------       ------             -----        -----

         Net interest income                                          5,447        5,053             2,807        2,574

Provision for losses on loans                                            45           -                 23           -
                                                                     ------       ------             -----        -----

         Net interest income after provision
           for losses on loans                                        5,402        5,053             2,784        2,574

Other income
  Gain on sale of mortgage loans                                        999          633               325          385
  Mortgage servicing fee income (expense)                                28           74                37          (20)
  Gain on sale of real estate acquired through foreclosure               34           -                 34           -
  Other operating                                                       302          206               144          103
                                                                     ------       ------             -----        -----
         Total other income                                           1,363          913               540          468

General, administrative and other expense
  Employee compensation and benefits                                  1,768        1,454               939          714
  Occupancy and equipment                                               737          641               375          331
  Federal deposit insurance premiums                                     77           74                40           37
  Franchise taxes                                                       156          146                78           78
  Amortization of intangible assets                                      31           31                15           15
  Advertising                                                           128          110                66           61
  Other operating                                                       724          521               338          281
                                                                     ------       ------             -----        -----
         Total general, administrative and other expense              3,621        2,977             1,851        1,517
                                                                     ------       ------             -----        -----

         Earnings before income taxes                                 3,144        2,989             1,473        1,525

Federal income taxes
  Current                                                             1,185          901               494          360
  Deferred                                                             (110)         126                10          163
                                                                     ------       ------            ------        -----
         Total federal income taxes                                   1,075        1,027               504          523
                                                                     ------       ------            ------        -----

         NET EARNINGS                                               $ 2,069      $ 1,962           $   969       $1,002
                                                                     ======       ======            ======        =====

         EARNINGS PER SHARE
           Basic                                                       $.52         $.49              $.24         $.25
                                                                        ===          ===               ===          ===

           Diluted                                                     $.49         $.47              $.23         $.24
                                                                        ===          ===               ===          ===

           Dividends per share                                       $.1500       $.1250            $.0750       $.0625
                                                                      =====        =====             =====        =====



                          Winton Financial Corporation

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        Six months ended              Three months ended
                                                                            March 31,                      March 31,
                                                                       1999         1998              1999         1998

Net earnings                                                         $2,069       $1,962              $969       $1,002

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                  (145)         171               (95)          26
                                                                      -----        -----               ---        -----

Comprehensive income                                                 $1,924       $2,133              $874       $1,028
                                                                      =====        =====               ===        =====


                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                   1999                1998
Cash flows from operating activities:
  Net earnings for the period                                                   $ 2,069             $ 1,962
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments
      and mortgage-backed securities                                                 21                  14
    Amortization of deferred loan origination fees                                  (81)               (139)
    Depreciation                                                                    224                 203
    Amortization of intangible assets                                                31                  31
    Provision for losses on loans                                                    45                  -
    Gain on sale of mortgage loans                                                 (818)               (493)
    Gain on sale of real estate acquired through foreclosure                        (34)                 -
    Loans disbursed for sale in secondary market                                (60,840)            (42,536)
    Proceeds from sale of mortgage loans                                         67,233              41,545
    Federal Home Loan Bank stock dividends                                         (142)               (108)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                           68                 (22)
      Accrued interest receivable on mortgage-backed securities                      12                   6
      Accrued interest receivable on investments                                      1                 (19)
      Prepaid expenses and other assets                                            (479)               (243)
      Accounts payable on mortgage loans serviced for others                        (41)                 13
      Other liabilities                                                              42                  41
      Federal income taxes
        Current                                                                     149                (221)
        Deferred                                                                   (110)                126
                                                                                 ------              ------
         Net cash provided by operating activities                                7,350                 160

Cash flows from investing activities:
  Proceeds from maturity of investment securities                                 5,400               5,800
  Purchase of investment securities designated as held to maturity               (6,842)             (6,322)
  Purchase of investment securities designated as available for sale                 -               (1,495)
  Principal repayments on mortgage-backed securities                              1,135                 861
  Loan principal repayments                                                      60,125              39,244
  Loan disbursements                                                            (97,104)            (61,050)
  Sale of loan participations                                                        -                4,499
  Proceeds from sale of real estate acquired through foreclosure                     69                  -
  Additions to real estate acquired through foreclosure                             (35)                 -
  Purchase and renovation of office premises and equipment                         (162)               (209)
  Purchase of Federal Home Loan Bank stock                                           -                 (168)
                                                                                 ------              ------
         Net cash used in investing activities                                  (37,414)            (18,840)
                                                                                 ------              ------

         Net cash used in operating and investing activities
           (balance carried forward)                                            (30,064)            (18,680)
                                                                                 ------              ------


                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,

                                 (In thousands)
                                                                                               1999                1998
         Net cash used in operating and investing activities
           (balance brought forward)                                                       $(30,064)           $(18,680)

Cash flows from financing activities:
  Net increase in deposit accounts                                                            8,181              11,289
  Proceeds from Federal Home Loan Bank advances                                              27,000              41,000
  Repayment of Federal Home Loan Bank advances                                               (6,534)            (34,032)
  Advances by borrowers for taxes and insurance                                                  32                  28
  Proceeds from exercise of stock options                                                         7                 274
  Dividends paid on common stock                                                               (603)               (503)
                                                                                            -------             -------
         Net cash provided by financing activities                                           28,083              18,056
                                                                                            -------             -------

Net decrease in cash and cash equivalents                                                    (1,981)               (624)

Cash and cash equivalents at beginning of period                                              4,214               2,786
                                                                                            -------             -------

Cash and cash equivalents at end of period                                                 $  2,233            $  2,162
                                                                                            =======             =======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                   $  1,035            $  1,060
                                                                                            =======             =======

    Interest on deposits and borrowings                                                   $   8,560            $  7,867
                                                                                           ========             =======

Supplemental disclosure of noncash investing activities:
  Transfer from loans to real estate acquired through foreclosure                         $      35            $     -
                                                                                           ========             =======

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                            $    (145)           $    171
                                                                                           ========             =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                          $     181            $    140
                                                                                           ========             =======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three month periods ended March 31, 1999 and 1998


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation (the "Corporation" or "Winton Financial") included in the Annual Report on Form 10-K for the year ended September 30, 1998. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective October 1, 1998, as required, without material impact on Winton Financial's financial position or results of operations.

                          Winton Financial Corporation

        For the six and three month periods ended March 31, 1999 and 1998


3.       Effects of Recent Accounting Pronouncements (continued)

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required without material impact on Winton Financial's financial position or results of operations.

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

                          Winton Financial Corporation

        For the six and three month periods ended March 31, 1999 and 1998


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

                          Winton Financial Corporation

        For the six and three month periods ended March 31, 1999 and 1998


4.       Year 2000 Compliance Issues (continued)

         Management has developed a contingency plan which includes manual procedures along with certain off-line canned programs. Management has set a budget of approximately $100,000, of which approximately $47,000 has been expensed at March 31, 1999, to ensure Winton Financial and Winton Savings are year 2000 compliant.

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

5.       Earnings Per Share

          Basic  earnings  per share for the six and three month  periods  ended
          March  31,  1999  is  computed   based  on  4,015,073   and  4,015,304
          weighted-average shares outstanding.

          Basic  earnings  per share for the six and three month  periods  ended
          March  31,  1998,  is  computed   based  on  4,010,898  and  4,014,126
          weighted-average shares outstanding.

          Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,182,902 and 4,217,181 for the six and three month periods ended March 31, 1999, and 4,174,240 and 4,198,456 for the six and three month periods ended March 31, 1998, respectively.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the Corporation's financial condition as of March 31, 1999, and the results of operations for the six and three month periods ended March 31, 1999, compared to the same periods in 1998. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the statements in the following referenced sections of this Form 10-Q are forward looking and are, therefore, subject to such risks and uncertainties.

1. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Discussion of Changes in Financial Condition from September 30, 1998 to March 31, 1999" and "Comparison of Results of Operations for the Six and Three Months Ended March 31, 1999 and 1998."

2. Management's determination of the effects of the year 2000 on Winton Financial's information technology systems as set forth under "Year 2000 Compliance Issues."

3. Management's estimate as to the effects of recent accounting pronouncements as set forth under "Effects of Recent Accounting Pronouncements."


Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999

At March 31, 1999, the Corporation had total assets of $384.1 million, an increase of approximately $29.9 million, or 8.4%, over the level at September 30, 1998. The growth in assets was funded primarily by an increase in deposits of $8.2 million, an increase in Federal Home Loan Bank ("FHLB") advances of $20.5 million and undistributed net earnings of $1.5 million.

Investment securities totaled approximately $21.7 million at March 31, 1999, an increase of approximately $1.2 million, or 5.9%, over September 30, 1998 levels, as purchases of $6.8 million exceeded maturities and called securities of $5.4 million during the period.

Mortgage-backed securities totaled approximately $11.8 million at March 31, 1999, a decrease of approximately $1.2 million, or 8.9%, since September 30, 1998, primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $336.7 million at March 31, 1999, an increase of approximately $31.4 million, or 10.3%, over the level at September 30, 1998. Proceeds from loan sales increased by $25.7 million during the current period to $67.2 million, loan originations totaled $157.9 million and principal repayments amounted to $60.1 million.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1998 to March 31, 1999 (continued)

At March 31, 1999, the allowance for loan losses of Winton Savings totaled $848,000, an increase of $6,000 from the level maintained at September 30, 1998. At March 31, 1999, the allowance represented approximately .24% of the total loan portfolio and 88% of total nonperforming loans. At March 31, 1999, the ratio of total nonperforming loans to total loans amounted to .27% compared to
 .35% at September 30, 1998. Although management believes that its allowance for loan losses at March 31, 1999 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $274.2 million at March 31, 1999, an increase of $8.2 million, or 3.1%, from September 30, 1998 levels. The increase in deposits was primarily the result of management's decision to increase out of state certificates and some brokered certificates. Such brokered deposits totaled $23.7 million and $28.5 million at March 31, 1999 and September 30, 1998, respectively.

Advances from the FHLB totaled $77.4 million at March 31, 1999, an increase of $20.5 million, or 36.0%, over September 30, 1998 levels. Proceeds from such advances have generally been utilized to fund the growth in the loan portfolio.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 1999, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six Month Periods ended March 31, 1999 and 1998

General

Net earnings totaled $2.1 million for the six months ended March 31, 1999, compared to $2.0 million for the same period in 1998, an increase of $107,000, or 5.5%. The increased earnings resulted primarily from a $394,000, or 7.8%, increase in net interest income and a $450,000, or 49.3%, increase in other income, which were partially offset by an increase of $45,000 in the provision for losses on loans, a $644,000, or 21.6%, increase in general, administrative and other expense, and a $48,000, or 4.7%, increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $778,000, or 6.3%, for the six months ended March 31, 1999, compared to the same period in 1998. The increase resulted primarily from a $31.5 million increase in the weighted-average portfolio outstanding year to year, offset by a 32 basis point decrease in yield, to 7.98% for six months ended March 31, 1999.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods ended March 31, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest income on investment securities and interest-bearing deposits and other increased by $167,000, or 25.5%, for the six months ended March 31, 1999, compared to the comparable period in 1998. The increase resulted from a $5.3 million increase in the average balance outstanding, and an increase in yield, to 6.18% for the six months ended March 31, 1999.

Interest expense on deposits increased by $177,000, or 2.8%, for the six months ended March 31, 1999 compared to the comparable period in 1998. The increase was primarily attributable to a $19.6 million increase in weighted-average deposits outstanding year to year. The weighted-average cost of deposits decreased during the periods, amounting to 4.96% and 5.21% for the six months ended March 31, 1999 and 1998, respectively.

Interest expense on borrowings increased by $374,000, or 23.7%, during the six months ended March 31, 1999, compared to the same period in 1998, primarily due to an increase of $13.5 million in the weighted-average balances of FHLB advances outstanding, while the weighted-average cost of FHLB advances decreased to 5.80% from 5.87% during the six month periods ended March 31, 1999 and 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $394,000, or 7.8%, to a total of $5.4 million for the six months ended March 31, 1999, compared to the same period in 1998. The interest rate spread decreased by 12 basis points, to 2.71% for the six months ended March 31, 1999, while the net interest margin decreased by 11 basis points, to 3.05% for the six months ended March 31, 1999, compared to 3.16% for the comparable period in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio. As a result of such analysis, management elected to record a $45,000 provision for loan losses during the six-month period ended March 31, 1999. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $450,000, or 49.3%, for the six months ended March 31, 1999, compared to the 1998 period, primarily due to an increase of $366,000, or 57.8%, in gain on sale of mortgage loans, a $34,000 increase in gain on sale of real estate acquired through foreclosure, and a $96,000, or 8.6%, increase in other operating income, which were partially offset by a $46,000, or 62.2%, decrease in mortgage servicing fees.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods ended March 31, 1999 and 1998 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $644,000, or 21.6%, for the six months ended March 31, 1999, compared to the same period in 1998. The increase consisted primarily of a $314,000, or 21.6%, increase in employee compensation and benefits, a $96,000, or 15.0%, increase in occupancy and equipment, a $3,000, or 4.1%, increase in federal deposit insurance premiums, a $10,000, or 6.8%, increase in franchise taxes, an $18,000, or 16.4%, increase in advertising expense and a $203,000, or 39.0%, increase in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels coupled with normal merit increases, which were partially offset by an increase in deferred loan origination costs due to the increased lending volume. The increase in occupancy and equipment expense resulted from costs associated with the new loan production office location in Western Hills. The increase in other operating expense resulted primarily from an increase in computer technology costs along with additional training expense related to implementation of new loan software which will streamline the loan production process, coupled with costs related to the year 2000 compliance initiative.

Federal Income Taxes

The provision for federal income taxes amounted to $1.1 million for the six months ended March 31, 1999, an increase of $48,000, or 4.7%, over the same period in 1998. The increase resulted primarily from a $155,000, or 5.2%, increase in pretax earnings. The effective tax rates were 34.2% and 34.4% for the six month periods ended March 31, 1999 and 1998, respectively.


Comparison of Operating Results for the Three Month Periods ended March 31, 1999 and 1998

General

Net earnings totaled $969,000 for the three months ended March 31, 1999, compared to $1.0 million for the same period in 1998, a decrease of $33,000, or 3.3%. The decreased earnings resulted primarily from a $334,000, or 22.0%, increase in general, administrative and other expense and a $23,000 increase in the provision for losses on loans, which were partially offset by a $233,000, or 9.1%, increase in net interest income, a $72,000, or 15.4%, increase in other income, and a $19,000, or 3.6%, decrease in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $496,000, or 8.0%, for the three months ended March 31, 1999, compared to the same period in 1998. The increase resulted primarily from a $36.8 million increase in the weighted-average portfolio outstanding year to year, offset by a 31 basis point decrease in yield, to 7.93% for three months ended March 31, 1999.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1999 and 1998 (continued)

Net Interest Income (continued)

Interest income on investment securities and interest-bearing deposits and other increased by $55,000, or 16.6%, for the three months ended March 31, 1999, compared to the comparable period in 1998. The increase resulted from a $4.3 million increase in the average balance outstanding, offset by a decrease in yield, to 5.95% for the three months ended March 31, 1999.

Interest expense on deposits increased by $65,000, or 2.0%, for the three months ended March 31, 1999 compared to the comparable period in 1998. The increase was primarily attributable to an $18.6 million increase in weighted-average deposits outstanding year to year. The weighted-average cost of deposits decreased during the periods, amounting to 4.86% and 5.12% for the three months ended March 31, 1999 and 1998, respectively.

Interest expense on borrowings increased by $253,000, or 31.9%, during the three months ended March 31, 1999, compared to the same period in 1998, primarily due to an increase of $19.3 million in the weighted-average balances of FHLB advances outstanding, while the weighted-average cost of FHLB advances decreased to 5.64% from 5.78% during the three month periods ended March 31, 1999 and 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $233,000, or 9.1%, to a total of $2.8 million for the three months ended March 31, 1999, compared to the same period in 1998. The interest rate spread decreased by 11 basis points, to 2.75% for the three months ended March 31, 1999, while the net interest margin decreased by 10 basis points, to 3.08% for the three months ended March 31, 1999, compared to 3.18% for the comparable period in 1998.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management elected to record a $23,000 provision for loan losses during the three-month period ended March 31, 1999. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $72,000, or 15.4%, for the three months ended March 31, 1999, compared to the 1998 period, primarily due to an increase of $57,000 in mortgage servicing fees, a $41,000, or 39.8%, increase in other operating income and a $34,000 gain on sale of real estate acquired through foreclosure, which were partially offset by a $60,000, or 15.6%, decrease in gain on sale of mortgage loans.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 1999 and 1997 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased by $334,000, or 22.0%, for the three months ended March 31, 1999, compared to the same period in 1998. The increase consisted primarily of a $225,000, or 31.5%, increase in employee compensation and benefits, a $44,000, or 13.3%, increase in occupancy and equipment, a $3,000, or 8.1%, increase in federal deposit insurance, a $5,000, or 8.2%, increase in advertising expense and a $57,000, or 20.3%, increase in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels coupled with normal merit increases, which were partially offset by an increase in deferred loan origination costs due to the increased lending volume. The increase in occupancy and equipment expense resulted from costs associated with the new loan production office location in Western Hills. The increase in other operating expense resulted primarily from an increase in computer technology costs along with additional training expense related to implementation of new loan software which will streamline the loan production process, coupled with costs related to the year 2000 compliance initiative.

Federal Income Taxes

The provision for federal income taxes amounted to $504,000 for the three months ended March 31, 1999, a decrease of $19,000, or 3.6%, from the same period in 1998. The decrease resulted primarily from a $52,000, or 3.4%, decrease in pretax earnings. The effective tax rates were 34.2% and 34.3% for the three month periods ended March 31, 1999 and 1998, respectively.

                          Winton Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:             None.

         Exhibit 27: Financial Data Schedule for the Six Months Ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   May 12, 1999                                By: /s/Robert L. Bollin
      ------------------------------                    Robert L. Bollin
                                                        President





Date:   May 12, 1999                                By: /s/Jill M. Burke
      ------------------------------                    Jill M. Burke
                                                        Chief Financial Officer