Form 10-Q
period 1999-06-30
WINTON FINANCIAL CORP
filed 1999-08-13
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1999
                               --------------------------------------------

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

Yes   X                                                No ____

As of August 6, 1999, the latest practicable date, 4,398,514 shares of the registrant's common stock, no par value, were issued and outstanding.









                               Page 1 of 19 pages

                          Winton Financial Corporation

                                      INDEX

                                                                         Page

PART I   - FINANCIAL INFORMATION

           Consolidated Statements of Financial
           Condition                                                        3

           Consolidated Statements of Operations                            4

           Consolidated Statements of Other Comprehensive
           Income                                                           5

           Consolidated Statements of Cash Flows                            6

           Notes to Consolidated Financial Statements                       8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      12


PART II  - OTHER INFORMATION                                               18

SIGNATURES                                                                 19


                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         June 30,         September 30,
         ASSETS                                                                              1999                  1998
                                                                                                             (Restated)
Cash and due from banks                                                                  $  2,032              $  2,172
Federal funds sold                                                                             -                     25
Interest-bearing deposits in other financial institutions                                     898                 4,879
                                                                                          -------               -------
         Cash and cash equivalents                                                          2,930                 7,076

Investment securities available for sale - at market                                        5,161                 5,579
Investment securities held to maturity - at cost, approximate market value of $16,012 and $15,200 at June 30, 1999 and
  September 30, 1998                                                                       16,135                14,873
Mortgage-backed securities available for sale - at market                                     434                   565
Mortgage-backed securities held to maturity - at cost, approximate market
  value of $13,719 and $16,023 at June 30, 199 and September 30, 1998                      14,089                16,236
Loans receivable - net                                                                    399,895               343,116
Loans held for sale - at lower of cost or market                                            5,030                 8,253
Office premises and equipment - net                                                         3,743                 3,833
Real estate acquired through foreclosure                                                      482                   595
Federal Home Loan Bank stock - at cost                                                      5,339                 4,592
Accrued interest receivable on loans                                                        2,717                 2,704
Accrued interest receivable on mortgage-
  backed securities                                                                            96                   120
Accrued interest receivable on investments                                                    266                   285
Prepaid expenses and other assets                                                             514                   565
Intangible assets - net                                                                       356                   402
Prepaid federal income taxes                                                                  563                   144
                                                                                          -------               -------

         Total assets                                                                    $457,750              $408,938
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $319,312              $306,343
Advances from the Federal Home Loan Bank                                                  102,691                67,404
Accounts payable on mortgage loans serviced for others                                        876                   963
Advance payments by borrowers for taxes and insurance                                         176                   801
Other liabilities                                                                           2,051                 1,465
Deferred federal income taxes                                                               1,479                 1,575
                                                                                          -------               -------
         Total liabilities                                                                426,585               378,551

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                               -                     -
  Common stock - 18,000,000 shares without par value
    authorized; 4,397,514 and 4,390,514 shares issued and outstanding                          -                     -
  Additional paid-in capital                                                                9,873                 9,827
  Retained earnings - substantially restricted                                             20,915                19,970
  Unrealized gains on securities designated as available for sale, net                        377                   590
                                                                                          -------               -------
         Total shareholders' equity                                                        31,165                30,387
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $457,750              $408,938
                                                                                          =======               =======


                          Winton Financial Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                   Nine months ended                 Three months ended
                                                                        June 30,                          June 30,
                                                                   1999           1998              1999           1998
                                                                            (Restated)                       (Restated)
Interest income
  Loans                                                         $22,265        $20,801            $7,685         $7,317
  Mortgage-backed securities                                        676            876               208            272
  Investment securities                                             891            824               291            280
  Interest-bearing deposits and other                               395            316               111            110
                                                                 ------         ------             -----          -----
         Total interest income                                   24,227         22,817             8,295          7,979

Interest expense
  Deposits                                                       11,339         11,144             3,804          3,759
  Borrowings                                                      3,556          2,921             1,301          1,185
                                                                 ------         ------             -----          -----
         Total interest expense                                  14,895         14,065             5,105          4,944
                                                                 ------         ------             -----          -----

         Net interest income                                      9,332          8,752             3,190          3,035

Provision for losses on loans                                       145             31                98              8
                                                                 ------         ------             -----          -----

         Net interest income after provision
           for losses on loans                                    9,187          8,721             3,092          3,027

Other income
  Gain on sale of mortgage loans                                  1,211          1,026               210            389
  Mortgage-servicing fees                                            75             90                51             18
  Gain on sale of real estate acquired through
    foreclosure                                                      70             -                 36             -
  Other operating                                                   489            356               160            120
                                                                 ------         ------             -----          -----
         Total other income                                       1,845          1,472               457            527

General, administrative and other expense
  Employee compensation and benefits                              3,210          2,749             1,127            946
  Occupancy and equipment                                         1,367          1,172               478            398
  Franchise taxes                                                   271            266                91             95
  Federal deposit insurance premiums                                133            130                45             44
  Amortization of intangible assets                                  46             46                15             15
  Advertising                                                       197            205                60             79
  Other operating                                                 1,162            975               331            334
  Merger-related expenses                                         1,574             -              1,574             -
                                                                 ------         ------             -----          -----
         Total general, administrative and other expense          7,960          5,543             3,721          1,911
                                                                 ------         ------             -----          -----

         Earnings (loss) before income taxes                      3,072          4,650              (172)         1,643

Federal income taxes
  Current                                                         1,152          1,387               (33)           477
  Deferred                                                           14            211                97             85
                                                                 ------         ------             -----          -----
         Total federal income taxes                               1,166          1,598                64            562
                                                                 ------         ------             -----          -----

         NET EARNINGS (LOSS)                                    $ 1,906        $ 3,052            $ (236)        $1,081
                                                                 ======         ======             =====          =====

         EARNINGS (LOSS) PER SHARE
           Basic                                                   $.43           $.70             $(.05)          $.25
                                                                    ===            ===              ====            ===

           Diluted                                                 $.42           $.67             $(.05)          $.23
                                                                    ===            ===              ====            ===

         Dividends per share                                     $0.219         $0.181            $0.075         $0.060
                                                                  =====          =====             =====          =====



                          Winton Financial Corporation

          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)


                                                                       Nine months ended              Three months ended
                                                                             June 30,                       June 30,
                                                                       1999         1998              1999         1998
Net earnings (loss)                                                  $1,906       $3,052             $(236)      $1,081

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                  (213)         223               (68)          52
                                                                      -----        -----              ----        -----

Comprehensive income (loss)                                          $1,693       $3,275             $(304)      $1,133
                                                                      =====        =====              ====        =====



                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)
                                                                                        1999                1998
                                                                                                      (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                       $  1,906            $  3,052
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments and
      mortgage-backed securities                                                          48                  36
    Amortization of deferred loan origination fees                                       (78)               (173)
    Depreciation                                                                         396                 352
    Amortization of intangible assets                                                     46                  46
    Gain on sale of mortgage loans                                                    (1,022)               (797)
    Provision for losses on loans                                                        145                  31
    Loans disbursed for sale in the secondary market                                 (81,481)            (69,363)
    Proceeds from sale of loans in the secondary market                               85,726              68,841
    Loss on merger-related disposition of office premises and equipment                  174                  -
    Gain on sale of real estate acquired through foreclosure                             (70)                 -
    Federal Home Loan Bank stock dividends                                              (248)               (203)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                               (13)               (207)
      Accrued interest receivable on mortgage-backed securities                           24                  16
      Accrued interest receivable on investments                                          19                  (7)
      Prepaid expenses and other assets                                                   51                (317)
      Accounts payable on mortgage loans serviced for others                             (87)                (32)
      Other liabilities                                                                  586                 107
      Federal income taxes
        Current                                                                         (419)               (144)
        Deferred                                                                          14                 211
                                                                                     -------             -------
         Net cash provided by operating activities                                     5,717               1,449

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                   2,239               2,383
  Proceeds from maturity of investment securities                                      7,800               6,400
  Proceeds from maturity of investment securities designated as
    available for sale                                                                   100                  -
  Purchase of investment securities designated held to maturity                       (9,076)             (7,669)
  Purchase of investment securities designated as available for sale                      -               (1,495)
  Loan principal repayments                                                           95,452              69,478
  Loan disbursements                                                                (152,531)           (114,312)
  Sale of loan participations                                                             -                6,729
  Proceeds from the sale of real estate acquired through foreclosure                     403                  34
  Purchase of office premises and equipment                                             (467)               (491)
  Additions to real estate acquired through foreclosure                                   -                  (34)
  Purchase of Federal Home Loan Bank stock                                              (499)               (787)
                                                                                     -------             -------
         Net cash used in investing activities                                       (56,579)            (39,764)
                                                                                     -------             -------

         Net cash used in operating and investing
           activities (balance carried forward)                                      (50,862)            (38,315)
                                                                                     -------             -------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                               1999                1998
                                                                                                             (Restated)
         Net cash used in operating and investing
           activities (balance brought forward)                                            $(50,862)           $(38,315)

Cash flows from financing activities:
  Net increase in deposit accounts                                                           12,969              15,434
  Proceeds from Federal Home Loan Bank advances                                              49,000              72,539
  Repayment of Federal Home Loan Bank advances                                              (13,713)            (49,237)
  Advances by borrowers for taxes and insurance                                                (625)               (325)
  Proceeds from exercise of stock options                                                        46                 308
  Proceeds from issuance of common stock                                                         -                   93
  Dividends paid on common stock                                                               (961)               (795)
                                                                                            -------             -------
         Net cash provided by financing activities                                           46,716              38,017
                                                                                            -------             -------

Net decrease in cash and cash equivalents                                                    (4,146)               (298)

Cash and cash equivalents at beginning of period                                              7,076               5,643
                                                                                            -------             -------

Cash and cash equivalents at end of period                                                 $  2,930            $  5,345
                                                                                            =======             =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                                   $  1,580            $  1,470
                                                                                            =======             =======

    Interest on deposits and borrowings                                                    $ 14,699            $ 13,782
                                                                                            =======             =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                         $    233            $     52
                                                                                            =======             =======

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                             $   (213)           $    223
                                                                                            =======             =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                           $    189            $    232
                                                                                            =======             =======


                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the nine and three month periods ended June 30, 1999 and 1998


1.       Basis of Presentation

         On December 14, 1998, Winton Financial Corporation ("Winton Financial" or the "Corporation") entered into an Agreement and Plan of Reorganization with BenchMark Federal Savings Bank ("BenchMark") pursuant to which BenchMark would merge with and into Winton Savings and Loan Co. ("Winton Savings" or the "Company") a wholly-owned subsidiary of the Company. The merger was consummated on June 11, 1999 and was accounted for using the pooling of interests method of accounting. Accordingly, the financial statements as of September 30, 1998, and for the periods ending June 30, 1999 and 1998, have been restated to give effect to the combination.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial included in the Annual Report on Form 10-K for the year ended September 30, 1998. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and Winton Savings. All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                          Winton Financial Corporation

        For the nine and three month periods ended June 30, 1999 and 1998


3.       Effects of Recent Accounting Pronouncements (continued)

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective October 1, 1998, as required, without material impact on Winton Financial's financial position or results of operations.

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

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on Winton Financial's financial position or results of operations.

                          Winton Financial Corporation

        For the nine and three month periods ended June 30, 1999 and 1998


3.       Effects of Recent Accounting Pronouncements (continued)

         The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

4.       Year 2000 Compliance Issues

         The Year 2000 issue is a serious operational problem which is widespread and complex, affecting all industries. The Federal Financial Institutions Examination Council (the "FFIEC"), representing the views of each of the primary financial institution regulators, has focused on the risk that programming codes in existing computer systems will fail to properly recognize the new millennium when it occurs in the year 2000. Winton Savings is addressing the potential problems associated with the possibility that the computers which control or operate the Company's operating systems may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Other concerns have been raised regarding February 29, 2000, as well as September 9, 1999, which are new calculation challenges that may result in further problems.

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

                          Winton Financial Corporation

        For the nine and three month periods ended June 30, 1999 and 1998


4.       Year 2000 Compliance Issues (continued)

         The year 2000 team submits quarterly progress reports to the Board of Directors and continues to perform all required internal testing of each system utilized, which is expected to be minimal. The team estimates that the impact upon the Company's results of operations, liquidity and capital resources will be immaterial.

         Management has developed a contingency plan which includes manual procedures along with certain off-line canned programs. Management has set a budget of approximately $100,000, of which approximately $67,000 has been expensed at June 30, 1999, to ensure Winton Financial and Winton Savings are year 2000 compliant.

         In addition, financial institutions may experience increases in problem loans and credit losses in the event that borrowers fail to prepare properly for Year 2000, and higher funding costs could result if consumers react to publicity about the issue by withdrawing deposits. Winton Savings is assessing such risks among its customers. Winton Financial could also be materially adversely affected if other third parties, such as governmental agencies, clearing houses, telephone companies, utilities and other service providers fail to prepare properly. Winton Savings is therefore attempting to assess these risks and take action to minimize their effect.

5.       Earnings (Loss) Per Share

         Basic  earnings  (loss) per share for the nine and three month  periods ended June 30, 1999 is computed based on 4,393,052 and 4,396,591 weighted-average shares outstanding during the respective periods.

         Basic  earnings  per share for the nine and three month  periods  ended
         June  30,  1998  is  computed   based  on   4,371,268   and   4,380,234
         weighted-average shares outstanding during the respective periods.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,583,924 and 4,396,591 for the nine and three month periods ended June 30, 1999, and 4,564,340 and 4,611,794 for the nine and three month periods ended June 30, 1998, respectively.

         Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 190,872 for the nine month period ended June 30, 1999, and 193,072 and 231,560 for the nine and three month periods ended June 30, 1998, respectively.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the Corporation's financial condition as of June 30, 1999, and the results of operations for the nine and three month periods ended June 30, 1999, compared to the same periods in 1998. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the statements in the following referenced sections of this Form 10-Q are forward looking and are, therefore, subject to such risks and uncertainties.

1. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Discussion of Changes in Financial Condition from September 30, 1998 to June 30, 1999" and "Comparison of Results of Operations for the Nine and Three Months Ended June 30, 1999 and 1998."

2. Management's determination of the effects of the year 2000 on Winton Financial's information technology systems as set forth under "Year 2000 Compliance Issues."

3. Management's estimate as to the effects of recent accounting pronouncements as set forth under "Effects of Recent Accounting Pronouncements."


Discussion of Financial  Condition  Changes from  September 30, 1998 to June 30,
1999

At June 30, 1999, the Corporation had total assets of $457.8 million, an increase of approximately $48.8 million, or 11.9%, over the level at September 30, 1998. The growth in assets was funded primarily by an increase in deposits of $13.0 million, an increase in Federal Home Loan Bank ("FHLB") advances of $35.3 million and undistributed net earnings of $945,000.

Cash and cash equivalents decreased by $4.1 million, or 58.6%, during the nine months ended June 30, 1999, as excess liquidity was used to fund new loan originations.

Investment securities totaled approximately $21.3 million at June 30, 1999, an increase of approximately $844,000, or 4.1%, over September 30, 1998 levels, as purchases of $9.1 million exceeded maturities and called securities of $7.9 million during the period.

Mortgage-backed securities totaled approximately $14.5 million at June 30, 1999, a decrease of approximately $2.3 million, or 13.6%, since September 30, 1998, primarily attributable to regular principal repayments during the period.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1998 to June 30, 1999 (continued)

Loans receivable and loans held for sale totaled $404.9 million at June 30, 1999, an increase of approximately $53.6 million, or 15.2%, over the level at September 30, 1998. The increase resulted primarily from loan originations of $234.0 million, which were partially offset by loan sales of $85.7 million during the current period and principal repayments amounted to $95.5 million.

At June 30, 1999, the allowance for loan losses of Winton Savings totaled $900,000, a decrease of $16,000 from the level maintained at September 30, 1998. At June 30, 1999, the allowance represented approximately .21% of the total loan portfolio and 113.92% of total nonperforming loans. At June 30, 1999, the ratio of total nonperforming loans to total loans amounted to .19% compared to .31% at September 30, 1998. Although management believes that its allowance for loan losses at June 30, 1999 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $319.3 million at June 30, 1999, an increase of $13.0 million, or 4.2%, from September 30, 1998 levels. The increase in deposits was primarily the result of management's decision to increase out of state certificates and some brokered certificates. Such brokered deposits totaled $25.7 million and $28.5 million at June 30, 1999 and September 30, 1998, respectively.

Advances from the FHLB totaled $102.7 million at June 30, 1999, an increase of $35.3 million, or 52.4%, over September 30, 1998 levels. Proceeds from advances and from deposit growth have generally been utilized to fund the growth in the loan portfolio.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 1999, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods ended June 30, 1999 and 1998

General

Net earnings totaled $1.9 million for the nine months ended June 30, 1999, compared to $3.1 million for the same period in 1998, a decrease of $1.1 million, or 37.5%. The decrease in earnings resulted primarily from a $2.4 million increase in general, administrative and other expense and an increase of $114,000 in the provision for losses on loans, which were partially offset by a $580,000 increase in net interest income, a $373,000 increase in other income and a $432,000 decrease in the provision for federal income taxes.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended June 30, 1999 and 1998 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $1.3 million, or 5.8%, for the nine months ended June 30, 1999, compared to the same period in 1998. The increase resulted primarily from a $38.3 million increase in the weighted-average portfolio outstanding year to year, partially offset by a 38 basis point decrease in yield, to 7.84% for nine months ended June 30, 1999.

Interest income on investment securities and interest-bearing deposits and other increased by $146,000, or 12.8%, for the nine months ended June 30, 1999, compared to the same period in 1998. The increase resulted from a $4.8 million increase in the average balance outstanding, offset by a 35 basis point decrease in yield, to 5.83% for the nine months ended June 30, 1999.

Interest expense on deposits increased by $195,000, or 1.7%, for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. The increase was primarily attributable to a $21.5 million increase in weighted-average deposits outstanding year to year. The weighted-average cost of deposits decreased during the period, amounting to 4.89% and 5.17% for the nine months ended June 30, 1999 and 1998, respectively.

Interest expense on borrowings increased by $635,000, or 21.7%, during the nine months ended June 30, 1999, compared to the same period in 1998, primarily due to an increase of $17.7 million in the weighted-average balances of FHLB advances outstanding, while the weighted-average cost of FHLB advances decreased to 5.62% from 5.83% during the nine month periods ended June 30, 1999 and 1998, respectively.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $580,000, or 6.6%, to a total of $9.3 million for the nine months ended June 30, 1999, compared to the same period in 1998. The interest rate spread decreased by 14 basis points, to 2.65% for the nine months ended June 30, 1999, while the net interest margin decreased by 13 basis points, to 2.97% for the nine months ended June 30, 1999, compared to 3.10% for the comparable period in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio. As a result of such analysis, management elected to record a $145,000 provision for losses on loans during the nine-month period ended June 30, 1999, an increase of $114,000 over the nine month period ended June 30, 1998. The increase was due primarily to the growth in the loan portfolio year to year. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended June 30, 1999 and 1998 (continued)

Other Income

Other income increased by $373,000, or 25.3%, for the nine months ended June 30, 1999, compared to the 1998 period, primarily due to an increase of $185,000, or 18.0%, in gain on sale of mortgage loans, a $70,000 increase in gain on sale of real estate acquired through foreclosure, and a $133,000, or 37.4%, increase in other operating income, which were partially offset by a $15,000, or 16.7%, decrease in mortgage servicing fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $2.4 million, or 43.6%, for the nine months ended June 30, 1999, compared to the same period in 1998. The increase consisted primarily of a $1.6 million charge for merger-related expenses recorded in the third quarter, a $461,000, or 16.8%, increase in employee compensation and benefits, a $195,000, or 16.6%, increase in occupancy and equipment and a $187,000, or 19.2%, increase in other operating expenses. The increase in employee compensation and benefits resulted primarily from increased staffing levels coupled with normal merit increases, which were partially offset by an increase in deferred loan origination costs due to the increased lending volume. The increase in occupancy and equipment expense resulted from costs associated with the new loan production office location in Western Hills. The increase in other operating expense resulted primarily from an increase in computer technology costs along with additional training expense related to implementation of new loan software which will streamline the loan production process, coupled with costs related to the year 2000 compliance initiative.

Federal Income Taxes

The provision for federal income taxes amounted to $1.2 million for the nine months ended June 30, 1999, a decrease of $432,000, or 27.0%, from the same period in 1998. The decrease resulted primarily from a $1.6 million, or 33.9%, decrease in pretax earnings, which was partially offset by nondeductible merger-related expenses. The effective tax rates were 38.0% and 34.4% for the nine month periods ended June 30, 1999 and 1998, respectively.


Comparison of Operating Results for the Three Month Periods ended June 30, 1999 and 1998

General

The Corporation recorded a net loss for the three months ended June 30, 1999, totaling $236,000, compared to $1.1 million in net earnings for the same period in 1998, a decrease of $1.3 million, or 121.8%. The decreased earnings resulted primarily from a $1.8 million increase in general, administrative and other expense, a $90,000 increase in the provision for losses on loans and a $70,000 decrease in other income, which were partially offset by a $155,000 increase in net interest income and a $498,000 decrease in the provision for federal income taxes.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended June 30, 1999 and 1998 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $304,000, or 4.0%, for the three months ended June 30, 1999, compared to the same period in 1998. The increase resulted primarily from a $37.9 million increase in the weighted-average portfolio outstanding year to year, partially offset by a 46 basis point decrease in yield, to 7.74% for three months ended June 30, 1999.

Interest income on investment securities and interest-bearing deposits and other increased by $12,000, or 3.1%, for the three months ended June 30, 1999, compared to the same quarter in 1998. The increase resulted from a $4.1 million increase in the average balance outstanding, offset by a decrease in yield, to 5.47% for the three months ended June 30, 1999.

Interest expense on deposits increased by $45,000, or 1.2%, for the three months ended June 30, 1999 compared to the same period in 1998. The increase was primarily attributable to a $24.0 million increase in weighted-average deposits outstanding year to year. The weighted-average cost of deposits decreased during the periods, amounting to 4.82% and 5.16% for the three months ended June 30, 1999 and 1998, respectively.

Interest expense on borrowings increased by $116,000, or 9.8%, during the three months ended June 30, 1999, compared to the same period in 1998, primarily due to an increase of $14.9 million in the weighted-average balances of FHLB advances outstanding, while the weighted-average cost of FHLB advances decreased to 5.43% from 5.85% during the three month periods ended June 30, 1999 and 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $155,000, or 5.1%, to $3.2 million for the three months ended June 30, 1999, compared to $3.0 million for the same period in 1998. The interest rate spread decreased by 15 basis points, to 2.62% for the three months ended June 30, 1999, while the net interest margin decreased by 15 basis points, to 2.92% for the three months ended June 30, 1999, compared to 3.07% for the three months ended June 30, 1998.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management elected to record a $98,000 provision for loan losses during the three-month period ended June 30, 1999, compared to a provision of $8,000 recorded in the 1998 period. The current period provision reflects the growth in the loan portfolio year to year. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended June 30, 1999 and 1998 (continued)

Other Income

Other income decreased by $70,000, or 13.3%, for the three months ended June 30, 1999, compared to the 1998 period, primarily due to a $179,000, or 46.0%, decrease in gain on sale of mortgage loans, which was partially offset by an increase of $33,000 in mortgage servicing fees, a $40,000, or 33.3%, increase in other operating income and a $36,000 gain on sale of real estate acquired through foreclosure.

General, Administrative and Other Expense

General, administrative and other expense increased by $1.8 million, or 94.7%, for the three months ended June 30, 1999, compared to the same period in 1998. The increase consisted primarily of a $1.6 million charge for merger-related expenses, a $181,000, or 19.1%, increase in employee compensation and benefits and an $80,000, or 20.1%, increase in occupancy and equipment, partially offset by a $4,000, or 4.2%, decrease in franchise taxes, a $19,000, or 24.1%, decrease in advertising expense and a $3,000 decrease in other operating expense. The increase in employee compensation and benefits resulted primarily from increased staffing levels coupled with normal merit increases, which were partially offset by an increase in deferred loan origination costs due to the increased lending volume. The increase in occupancy and equipment expense resulted from costs associated with the new loan production office location in Western Hills.

Federal Income Taxes

The provision for federal income taxes amounted to $64,000 for the three months ended June 30, 1999, a decrease of $498,000, or 88.6%, from the same period in 1998. The decrease resulted primarily from a $1.8 million, or 110.5%, decrease in pretax earnings, which was partially offset by the effects of nondeductible merger-related expenses. The effective tax rates were 37.2% and 34.2% for the three month periods ended June 30, 1999 and 1998, respectively.

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

         None.

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:            None.

         Exhibit 27: Financial Data Schedule for the Nine Months Ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 13, 1999                     By: /s/Robert L. Bollin
       -------------------------                   --------------------------
                                                     Robert L. Bollin
                                                     President





Date:      August 13, 1999                     By: /s/Jill M. Burke
       -------------------------                   --------------------------
                                                     Jill M. Burke
                                                      Chief Financial Officer