Form 10-K
period 1999-09-30
WINTON FINANCIAL CORP
filed 1999-12-22
CIK 857907

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

             For the Fiscal Year September 30, 1999
                                       OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

       For the transition period from ______________to___________________

                         Commission File Number: 0-18993

                          WINTON FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

       Ohio                                                   31-1303854
(State or other jurisdication of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)

                    5511 Cheviot Road, Cincinnati, Ohio  45247
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the issuer's revenues for its most recent fiscal year:  $35.1 million

Based upon the last sale price quoted by The American Stock Exchange as of December 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was $40.3 million.

At December 20, 1999, there were 4,405,214 of the Registrant's Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB:     Safe Harbor Under the Private Securities Litigation
                           Reform Act of 1995 in Exhibit 99.1.
Part II of Form 10-KSB:    Portions of the Annual Report to  Shareholders  for
                           the fiscal year ended September 30, 1999, in
                           Exhibit 13.
Part III of Form 10-KSB:   Proxy Statement for 2000 Annual Meeting of
                           Shareholders in Exhibit 20.

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

        On June 11, 1999, BenchMark Federal Savings Bank ("BMF") merged with and into Winton (the "Merger"). As a result of the Merger, Winton acquired $54.6 million in assets, $38.9 million in deposits and branch offices in Montgomery and Finneytown, Ohio. The Merger was accounted for as a pooling of interests and, accordingly, all financial information herein has been restated to reflect such merger as of October 1, 1994.

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

        Winton conducts business from its seven full-service offices in Hamilton County, Ohio, and serves a market area which includes the Ohio counties of Hamilton, Butler, Clinton, Clermont, Montgomery, Brown, Adams, Franklin and Warren, the Indiana counties of Ripley, Franklin, Union and Dearborn and the Kentucky counties of Boone, Campbell, Gallatin and Kenton. In August 1998, Winton opened its first loan production office, located in Western Hills.

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

        Winton's portfolio of loans, loans held for sale and mortgage-backed securities totaled approximately $427.5 million, in the aggregate, at September 30, 1999, and represented 91.7% of total assets.

        Loan and Mortgage-Backed Securities Maturity Schedule. The following table sets forth certain information, as of September 30, 1999, regarding the dollar amount of loans and mortgage-backed securities maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.


                                                                       Due over        Due over
                                                                      3 years to      5 years to        Due over
                                   Due in     Due in     Due in      5 years after   10 years after   10 years after
                                   2000         2001      2002          9/30/99         9/30/99          9/30/99        Total
                                                                      (In thousands)
Mortgage loans (1):
     One- to-four family
       residential (2)(3)       $17,581     $   309    $   716         $ 2,248         $18,975          $186,757     $226,586
     Multifamily residential        955         589         17           3,788          11,814            63,146       80,309
     Land and lot                 1,769         394        263             735              71             1,314        4,546
     Nonresidential               5,034         776        554           1,775          15,974            50,120       74,233
     Construction                32,025         630          -               -               -                 -       32,655
Mortgage-backed securities -
  held to maturity                    -           1          6             449             186             12,891      13,533
Mortgage-backed securities -
  available for sale                  -           -          -               -               -                410         410

Nonmortgage loans:
     Consumer and other
       loans (4)                  5,788         537        945           3,055             816                568      11,709
                                 ------       -----      -----          ------          ------            -------     -------

Total loans and mortgage-
  backed securities             $63,152      $3,236     $2,501         $12,050         $47,836           $315,206    $443,981
                                 ======       =====      =====          ======          ======            =======     =======

-----------------------------

(1)  Includes second mortgages.
(2) Includes home equity line of credit loans underwritten on the same basis as first mortgage loans.
(3) Includes loans held for sale, which are recorded at the lower of cost or market value.
(4) Includes lines of credit made to businesses which are secured by assets other than real estate.

        The following table sets forth, at September 30, 1999, the dollar amount of all loans and mortgage-backed securities, before net items, which have predetermined interest rates and floating or adjustable interest rates:


                                                       Predetermined          Floating or
                                                            rates         adjustable rates
                                                                 (In thousands)
Real estate mortgage loans                                $281,583              $134,254
Loans held for sale                                          2,492                     -
Consumer and other loans (1)                                 7,331                 4,378
Mortgage-backed securities - held to maturity                  280                13,253
Mortgage-backed securities - available for sale                  -                   410
                                                           -------               -------
   Total                                                  $291,686              $152,295
                                                           =======               =======

-----------------------------

(1) Includes lines of credit in the aggregate amount of $4.1 million made to businesses which are secured by assets other than real estate.

         Loan  and  Mortgage-Backed   Securities  Portfolio   Composition.   The
following table sets forth certain information concerning the composition of Winton's loan and mortgage-backed securities portfolio at the dates indicated:


                                                                             At September
                                                         1999                     1998                     1997
                                                  Amount          %        Amount         %        Amount        %
                                                                        (Dollars in thousands)
Type of loan or investment:
   Conventional real estate loans:
     One- to four-family
       Interim construction                      $  20,312        4.8%     $ 18,569        5.0%   $ 14,855        4.4%
       Loans on existing properties (1)            224,094       52.3       181,662       49.3     178,650       52.9
       Loans held for sale                           2,492         .6         8,253        2.2       4,210        1.3
     Multifamily
       Interim construction                          2,614         .6         1,715         .5       1,500         .4
       Loans on existing properties                 80,309       18.8        76,399       20.8      72,757       21.5
     Land and lot                                    4,546        1.1         5,941        1.6       5,024        1.5
     Nonresidential real estate
       Interim construction                          9,729        2.3         9,782        2.7       1,401         .4
       Loans on existing properties                 74,233       17.4        56,294       15.3      44,671       13.2
   Mobile home loans                                   259          -           134         -           97         -
   Consumer and other loans (2)                     11,450        2.7         8,269        2.2       5,209        1.6
   Mortgage-backed securities - held
     to maturity                                    13,533        3.2        16,236        4.4      19,350        5.7
   Mortgage-backed securities - available
     for sale                                          410         .1           565         .2         799         .2
                                                   -------      -----       -------      -----     -------      -----
                                                   443,981      103.9       383,819      104.2     348,523      103.1
Less:
  Loans in process                                 (15,070)      (3.6)      (14,321)      (3.9)     (8,986)      (2.7)
  Deferred loan origination fees                      (486)       (.1)         (411)       (.1)       (652)       (.1)
  Allowance for loan losses                           (932)       (.2)         (917)       (.2)       (906)       (.3)
                                                   -------      -----       -------      -----     -------      -----

    Total loans and mortgage-backed
      securities                                  $427,493      100.0%     $368,170      100.0%   $337,979      100.0%
                                                   =======      =====       =======      =====     =======      =====

Type of security:
  Residential
    One- to four-family                           $244,406       57.2%     $200,231       54.3%   $193,505       57.3%
    Multifamily residential                         82,923       19.4        78,114       21.3      74,257       21.9
    Loans held for sale                              2,492         .6         8,253        2.2       4,210        1.3
  Nonresidential real estate                        83,962       19.6        66,076       17.9      46,072       13.6
  Land and lot                                       4,546        1.1         5,941        1.6       5,024        1.5
  Mortgage-backed securities                        13,943        3.3        16,801        4.6      20,149        5.9
  Deposit accounts                                     478         .1           390         .1         584         .2
  Other                                             11,231        2.6         8,013        2.2       4,722        1.4
                                                   -------      -----       -------      -----     -------      -----
                                                   443,981      103.9       383,819      104.2     348,523      103.1
Less:
  Loans in process                                 (15,070)      (3.6)      (14,321)      (3.9)     (8,986)      (2.7)
  Deferred loan origination fees                      (486)       (.1)         (411)       (.1)       (652)       (.1)
  Allowance for loan losses                           (932)       (.2)         (917)       (.2)       (906)       (.3)
                                                   -------      -----       -------      -----     -------      -----

Total loans and mortgage-backed securities        $427,493      100.0%     $368,170      100.0%   $337,979      100.0%
                                                   =======      =====       =======      =====     =======      =====


-----------------------------

(1)  Includes first and second mortgage loans and home equity lines of credit.

(2) Includes lines of credit in the aggregate amount of $4.1 million made to businesses which are secured by assets other than real estate.

        One- to Four-Family Residential Real Estate Loans. The primary lending activity of Winton has been the origination of conventional loans for the acquisition or construction of one- to four-family residential properties located within Winton's primary market area. Each of these loans is secured by a mortgage on the underlying real estate and improvements thereon. At September 30, 1999, $226.6 million, or 52.9% of Winton's total outstanding loans and mortgage-backed securities, consisted of loans (excluding construction loans) secured by first and second mortgage loans and home equity lines of credit secured by one- to four-family residential real estate, including loans held for sale. Second mortgages and home equity lines of credit are subject to a higher degree of risk than first mortgage loans, because, in the event of default or foreclosure, amounts due on first mortgages have a prior claim to available funds. Most of the second mortgages and home equity lines of credit made by Winton are secured by property on which Winton holds the first mortgage.

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

        Winton offers adjustable-rate mortgage loans ("ARMs") with interest rate adjustment periods of generally one or three years. The interest rates initially charged on ARMs and the new rate at each adjustment date are determined by adding a stated margin to the one-year or three-year United States Treasury bill rate at the time the loan is originated. The initial interest rate for a three-year ARM is set slightly higher than for the one-year ARM to compensate Winton for the increased exposure to risk resulting from interest-rate fluctuations during the adjustment period. The maximum adjustment at each adjustment date for one-year ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan. The maximum adjustment on three-year ARMs presently originated by Winton is 2% at each adjustment date, with a maximum adjustment of 6% over the life of the loan. None of Winton's ARMs have negative amortization features. Of the total mortgage loans originated by Winton during the fiscal year ended September 30, 1999, 11.4% were ARMs and 88.6% were fixed-rate.

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

        At September 30, 1999, Winton had nonperforming loans totaling $200,000 in its one- to four-family portfolio. Winton considers a loan nonperforming when, in the opinion of management, the collection of additional interest on the loan is unlikely, the loan meets non-accrual criteria as established by regulatory authorities, or the loan is accruing interest but is more than 90 days past due. One- to four-family loans constituted $169.7 million (excluding construction loans), or 59.2%, of the $286.5 million of loans originated in fiscal 1999.

        Multifamily Residential Real Estate Loans. In addition to loans on one- to four-family properties, Winton makes adjustable- and fixed-rate loans secured by multifamily properties containing over four units. At September 30, 1999, loans secured by multifamily properties (excluding construction loans) totaled approximately $80.3 million, or 18.8% of total loans and mortgage-backed securities.

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

        Winton had no nonperforming loans secured by multifamily properties at September 30, 1999, which were classified as real estate owned. Multifamily loans (excluding construction loans) constituted $23.4 million, or 8.2%, of the $286.5 million of loans originated in fiscal 1999.

        Land and Lot Loans. Winton originates loans to individuals and to builders secured by mortgages on unimproved developed real estate upon which residential properties will be constructed. The $4.5 million in land loans outstanding at September 30, 1999, consisted of loans to a large residential subdivision developer, and loans to individuals and builders used for the acquisition of residential building lots. Such land and lot loans comprised approximately 1.1% of the total loans and mortgage-backed securities portfolio at September 30, 1999. The largest land and lot loan outstanding at September 30, 1999, was a $1.5 million loan secured by property to be developed for multifamily, condominium and single-family dwellings.

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

        Winton had no nonperforming loans secured by unimproved developed real estate at September 30, 1999. Land and lot loans constituted $2.6 million, or
 .9%, of the $286.5 million of loans originated in fiscal 1999.

        Nonresidential Real Estate Loans. At September 30, 1999, Winton has nonresidential real estate loans in its portfolio, all in its primary market area, including loans secured by retail, office and other types of business facilities. The largest nonresidential real estate loan outstanding at September 30, 1999, was a $2.2 million loan secured by a golf course. Nonresidential permanent loans (excluding construction loans) comprised $74.2 million, or 17.4% of total loans and mortgage-backed securities at September 30, 1999.

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

        Winton had no nonperforming loans in its nonresidential loan portfolio at September 30, 1999. Nonresidential loans (excluding construction loans) constituted $20.6 million, or 7.2%, of the $286.5 million of loans originated in fiscal 1999.

        Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital. At September 30, 1999, Winton's nonresidential permanent mortgage loans totaled 231.0% of Winton's capital.

        Construction Loans. Winton offers residential construction loans both to owner-occupants and to builders for loans being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons constructing projects for investment purposes. At September 30, 1999, a total of $32.7 million, or approximately 7.7%, of Winton's total loans and mortgage-backed securities, consisted of construction loans.

        Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by properties in Hamilton County; the other Ohio counties of Clinton, Clermont, Warren, Butler, Montgomery, Brown, Adams and Franklin; the Indiana counties of Ripley, Franklin, Union and Dearborn; and the Kentucky counties of Boone, Campbell, Gallatin and Kenton. The economy of such lending area has been relatively stable over the three years ended September 30, 1999.

        Generally, construction loans have terms ranging from 6 to 12 months at fixed rates of interest over the construction period. Residential construction loans and nonresidential construction loans are interim loans which are replaced by permanent fixed- or adjustable-rate loans at the end of the construction period. Such permanent loans may or may not be obtained from Winton.

        At September 30, 1999, Winton had no nonperforming construction loans. Construction loans constituted $42.8 million, or 14.9%, of the $286.5 million of loans originated in fiscal 1999.

        Mobile Home Loans. To a very limited extent, Winton originates loans on both new and used mobile homes. At September 30, 1999, the aggregate outstanding principal balance of mobile home loans in Winton's portfolio was approximately $259,000, or less than .1% of total loans and mortgage-backed securities. Such loans are generally made at fixed rates of interest, with the rate charged on loans for used mobile homes generally set higher than for new mobile homes. The maximum term of mobile home loans is 10 years for new homes and seven years for used homes. Winton usually obtains a security interest in the mobile home to which the loan pertains.

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

        Consumer and Other Loans. Winton makes various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, commercial loans, loans secured by stock of entities other than WFC, lines of credit to businesses secured by non-real estate assets and unsecured personal loans. At September 30, 1999, consumer and other loans constituted $11.5 million, or 2.7%, of Winton's total loans and mortgage-backed securities and 2.5% of total assets.

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

        Although Winton has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. At September 30, 1999, Winton had nonperforming loans totaling $46,000 in its consumer loan portfolio. Consumer loans constituted $27.4 million, or 9.6%, of the $286.5 million of loans originated in fiscal 1999.

        Mortgage-Backed Securities. In the recent past, Winton has purchased mortgage-backed securities insured or guaranteed by government agencies in order to improve Winton's asset portfolio yield by profitably investing excess funds. Winton intends to continue to purchase such mortgage-backed securities when conditions favor such a portfolio investment. At September 30, 1999, mortgage-backed securities totaled approximately $13.9 million, or 3.3% of total loans and mortgage-backed securities. All but $410,000 of Winton's mortgage-backed securities at September 30, 1999, were designated as being held to maturity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, those mortgage-backed securities designated as being held to maturity are carried on Winton's balance sheet at cost. The market value of the $13.5 million in mortgage-backed securities held to maturity at September 30, 1999, was $13.1 million. The remaining $410,000 in mortgage-backed securities at September 30, 1999, was designated as available for sale. In accordance with SFAS No. 115, the mortgage-backed securities available for sale are carried on Winton's balance sheet at market value, with unrealized gains or losses carried as an adjustment to shareholders' equity, net of applicable taxes.

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

         At  September  30,  1999,   $13.7  million,   or  98.0%,   of  Winton's
mortgage-backed   securities   and   CMOs   had   adjustable   rates.   Although
adjustable-rate securities generally have a lower yield at the time of origination than fixed-rate securities, the interest rate risk associated with adjustable-rate securities is lower. See "Asset/Liability Management." The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:


                                            At September 30, 1999                         At September 30, 1998
                                          Gross       Gross                                  Gross      Gross
                             Amortized  unrealized  unrealized    Estimated    Amortized  unrealized  unrealized    Estimated
                                cost       gains      losses      fair value      cost       gains      losses     fair value
                                                                   (In thousands)
Mortgage-backed securities
   held to maturity:
   FHLMC participation       $ 4,589        $ 9       $(228)       $ 4,370      $ 6,808       $11      $ (95)       $ 6,724
   FNMA participation          3,995          -        (180)         3,815        4,033         1        (98)         3,936
   GNMA participation            655         10          (7)           658          889         9         (1)           897
   CMOs                        4,294          -         (79)         4,215        4,506         -        (40)         4,466
                              ------         --        ----         ------       ------        --       ----         ------
                              13,533         19        (494)        13,058       16,236        21       (234)        16,023
Mortgage-backed securities
   available for sale:
   GNMA participation            403          7           -            410          561         4          -            565
                              ------         --        ----         ------       ------        --       ----         ------
                             $13,936        $26       $(494)       $13,468      $16,797       $25      $(234)       $16,588
                              ======         ==        ====         ======       ======        ==       ====         ======

         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 1999 and 1998, by contractual terms to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                 Amortized cost at            Amortized cost at
                                                 September 30, 1999          September 30, 1998
                                                                   (In thousands)
   Due after one through three years                    $     7                      $     2
   Due after three years through five years                 449                           62
   Due after five years through ten years                   186                          456
   Due after ten years through twenty years               3,754                        3,160
   Due after twenty years                                 9,540                       13,117
                                                         ------                       ------
                                                        $13,936                      $16,797
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

        Loan Originations, Purchases and Sales. Winton has been actively originating new 30-year, 20-year and 15-year fixed-rate and adjustable-rate loans. Virtually all residential fixed-rate loans made by Winton are originated on documentation which will permit a possible sale of such loans to FHLMC or other secondary mortgage market participants. When mortgage loans are sold to FHLMC or other secondary mortgage market participants, Winton occasionally retains the servicing on such loans by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC or other secondary mortgage market participants, net of a servicing fee; though certain loans originated with the assistance of loan brokers are sold with the servicing rights released. Fixed-rate loans not sold in the secondary market and generally all of the ARMs originated by Winton are held in Winton's loan portfolio.

        Management sold $99.3 million of fixed-rate loans during fiscal 1999, as compared to sales of $104.7 million of fixed-rate loans and $47.3 million of fixed- and adjustable-rate loans in fiscal 1998 and fiscal 1997, respectively.

        From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. During the fiscal years ended September 30, 1999, 1998 and 1997, Winton sold participation interests in loans totaling $2.7 million, $6.7 million and $11.4 million, respectively. Winton held participations in loans originated by other lenders of approximately $2.6 million at September 30, 1999. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans which Winton originates.

        The  following  table  presents   Winton's  mortgage  loan  origination,
purchase, sale and principal repayment activity for the periods indicated:

                                                                         Year ended September
                                                       1999                       1998                         1997
                                                Amount         %           Amount          %           Amount          %
                                                                         (Dollars in thousands)
Loans originated:
  Conventional real estate loans:
  One- to four-family
    Construction (1)                           $  33,943      11.8%      $  24,951        10.1%         $23,737       14.9%
    Fixed-rate loans on existing property        146,704      51.2         124,509        50.5           42,391       26.6
    Adjustable-rate loans on existing
     property                                     17,475       6.1          18,168         7.4           19,371       12.1
    FHA/VA                                         5,518       1.9           3,478         1.4                -          -
  Multifamily
    Construction                                   1,694       0.6           1,000         0.4            1,500        0.9
    Fixed-rate loans on existing property         15,477       5.4          15,455         6.3           11,564        7.3
    Adjustable-rate loans on existing
      property                                     7,954       2.8          13,886         5.6           23,957       15.0
  Nonresidential real estate, land and
     loans
    Construction                                   7,206       2.5           5,386         2.2            1,367        0.9
    Fixed-rate loans on existing property         15,978       5.6          16,879         6.8            9,801        6.1
    Adjustable-rate loans on existing
      property                                     7,129       2.5           6,058         2.5            7.791        4.9
  Consumer and other loans (2)                                 9.6          16,653         6.8           18,003       11.3
                                                 -------     -----         -------       -----          -------      -----
      Total loans originated                    $286,492     100.0%       $246,423       100.0%        $159,482      100.0%
                                                 =======     =====         =======       =====          =======      =====

Loans and mortgage-backed securities sold:
  Loans                                         $ 99,255      97.3%       $104,704        94.0%        $ 47,337       80.6%
  Participations                                               2.7           6,729         6.0            1,385       19.4
                                                 -------     -----         -------       -----          -------      -----
      Total                                     $101,985     100.0%       $111,433       100.0%        $ 58,722      100.0%
                                                 =======     =====         =======       =====          =======      =====
Principal Repayments:
  Loans                                         $122,174      97.7%       $101,551        96.9%        $ 74,001       94.1%
  Mortgage-backed securities                       2,813       2.3           3,288         3.1            4,620        5.9
                                                 -------     -----         -------       -----          -------      -----
      Total                                     $124,987     100.0%       $104,839       100.0%        $ 78,621      100.0%
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

        Based on the 15% limit, Winton was able to lend approximately $4.8 million to one borrower at September 30, 1999. Winton had no outstanding loans in excess of such limit at September 30, 1999.

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

        The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                            At September 30,
                                                1999             1998             1997             1996           1995
                                                                        (Dollars in thousands)
Loans delinquent
  30 to 59 days                                 $6,259          $7,153            $2,730           $3,620          $2,955
  60 to 89 days                                    384             720               913            1,024           1,356
  90 or more days                                  246           1,144               599            1,845             845
                                                 -----           -----             -----            -----           -----

    Total delinquent loans                      $6,889          $9,017            $4,242           $6,489          $5,156
                                                 =====           =====             =====            =====           =====

Ratio of total delinquent loans to total
  loans (1)                                       1.67%          2.57%              1.33%            2.23%           2.17%
                                                  ====           ====               ====             ====            ====

-----------------------------

(1)  Includes loans held for sale.


        All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is considered uncollectible. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest which would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 1999, is approximately $8,000.

        The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 1999, Winton had no loans which were not reflected in the table as non-accrual, 90 days past due or restructured, which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.


                                                                       At September 30,
                                               1999            1998           1997            1996           1995
                                                                      (Dollars in thousands)
 Loans accounted for on a non-accrual
   basis: (1)
   Real estate:
     Construction                                $  -          $  859           $  -          $    -          $  -
     Residential                                  104             150            264           1,416           209
     Nonresidential and land                        -               -            179              57           591
   Consumer and other                               -               -              -               3             5
                                                  ---           -----            ---           -----           ---
       Total                                      104           1,009            443           1,476           805

Accruing loans which are
   contractually past due 90 days or
   more:
   Real estate:
     Construction                                   -               -              -               -             -
     Residential                                   96             127            154             173             -
     Nonresidential                                 -               -              -             182            24
   Consumer and other                              46               8              2              14            16
                                                  ---           -----            ---           -----           ---
       Total                                      142             135            156             369            40
                                                  ---           -----            ---           -----           ---
Total of non-accrual and 90 days past
  due loans                                      $246          $1,144           $599          $1,845          $834
                                                  ===           =====            ===           =====           ===

Percentage of total loans                         .06%            .33%           .19%            .63%          .35%
                                                  ===             ===            ===             ===           ===

Other nonperforming assets(2)                    $492          $  595           $647          $  745          $398
                                                  ===           =====            ===           =====           ===


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

(2) Consists of real estate acquired through foreclosure and other repossessed assets which are carried at the lower of cost or fair value less estimated selling expenses.


The 118.3% increase in nonperforming loans at the end of fiscal 1996 resulted from the increased size of the loan portfolio and increased loan delinquencies. The 67.5% decline in nonperforming loans during fiscal 1997 resulted primarily from collections on loan accounts acquired through the Blue Chip merger and BMF resolving non-accrual multi-family and investment property loans. The 91.0% increase in nonperforming loans at the end of fiscal 1998 resulted primarily from construction loans to one borrower of approximately $859,000. The 78.5% decrease in non-performing loans at the end of fiscal 1999 resulted primarily from the resolution of the construction loans to one borrower.

        OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention. At September 30, 1999, Winton had approximately $630,000 of loans designated as special mention.

        Generally, Winton classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

        The aggregate amount of Winton's classified assets at September 30, 1999, was as follows:

                                           At September 30, 1999
                                               (In thousands)

Substandard                                      $680,824
Doubtful                                           51,088
Loss                                                    -
                                                  -------

  Total classified assets                        $731,912
                                                  =======


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

        Allowance for Loan Losses. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1999, Winton's allowance for loan losses totaled $932,000.

        The following table sets forth an analysis of Winton's allowance for losses on loans for the periods indicated.

                                                                    Year ended September 30,
                                              1999              1998             1997            1996            1995
                                                                     (Dollars in thousands)
Balance at beginning of period                $917              $905             $954            $764            $723

Charge-offs:
   One- to four-family                         (48)              (64)             (72)            (71)            (45)
   Multifamily and nonresidential
     real estate                               (35)                -                -             (12)           (104)
   Construction                                (81)               (4)               -               -               -
   Consumer                                    (24)               (8)              (5)            (10)             (4)
                                               ---               ---              ---             ---             ---
     Total                                    (188)              (76)             (77)            (93)           (153)

Total recoveries                                43                 2               22               4             106
                                               ---               ---              ---             ---             ---

Net charge-offs                               (145)              (74)             (55)            (89)            (47)

Provision for loan losses                      160                86                6             279              88
                                               ---               ---              ---             ---             ---

Balance at end of period                      $932              $917             $905            $954            $764
                                               ===               ===              ===             ===             ===

Ratio of net charge-offs during the
  period to average loans
  outstanding during the period (1)            .04%              .02%             .02%            .03%            .02%
                                               ===               ===              ===             ===             ===



--------------------------

(1) During the respective periods there were $382.7 million, $342.1 million, $302.5 million, $260.6 million and $233.0 million in average loans outstanding.


        The following table provides an allocation of Winton's allowance for loan losses as of each of the following dates:

                                                                       At September 30,
                                           1999               1998             1997               1996              1995
                                                                         (In thousands)
Specific allowances
  One- to four-family                     $  48               $ 53             $ 40               $ 80               $  -
  Commercial business                         -                  -               24                 25                  -
                                            ---                ---              ---                ---                ---
     Total specific allowances               48                 53               64                105                  -

General allowances
  One- to four-family                       379                396              388                405                378
  Multifamily and nonresidential
    real estate                             375                350              346                339                308
  Construction and development               15                 10                -                  -                  -
  Consumer                                  110                100              100                100                 75
  Commercial business                         5                  8                7                  5                  3
                                            ---                ---              ---                ---                ---
     Total general allowances               884                864              841                849                764
                                            ---                ---              ---                ---                ---
     Total allowance for
       possible loan losses                $932               $917             $905               $954               $764
                                            ===                ===              ===                ===                ===


Investment Activities

        The OTS requires minimum levels of liquid assets. OTS regulations presently require Winton to maintain specified levels of "liquid" investments in qualifying types of United States Government and agency obligations and other permissible investments having certain maturity limitations and marketability requirements. Such minimum requirement which was revised by the OTS in fiscal 1998, is an amount equal to 4% of the sum of Winton's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Winton may rely if necessary to fund deposit withdrawals and other short-term funding needs.

        The liquidity of Winton, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities) and qualifying investments, mortgage-backed securities and loans to the sum of net withdrawable savings plus borrowings payable within one year was 13.8% at September 30, 1999. At September 30, 1999, Winton's "liquid" assets totaled approximately $37.5 million, which was approximately $26.1 million in excess of the current OTS minimum requirement. Winton believes that its liquidity posture at September 30, 1999, was adequate to meet outstanding loan commitments and other cash requirements.

        The following table presents the amortized cost and market values of Winton's investment securities, including those designated as available for sale, at the dates indicated:

                                                                         September 30,
                                              1999                            1998                            1997
                                     Amortized        Market        Amortized        Market        Amortized        Market
                                       Cost            Value           Cost           Value          Cost            Value
                                                                         (In thousands)
Held to maturity:
   U.S. government and agency
     obligations                       $16,882        $16,774         $14,858        $15,185         $12,585       $12,679
Available for sale:
   U.S. government and agency
     obligations                         4,491          4,528           4,587         4,855            3,088         3,149
   Corporate equity securities             103            975             103           724              103           482
                                        ------         ------          ------        ------           ------        ------
                                         4,594          5,503           4,690         5,579            3,191         3,631
                                        ------         ------          ------        ------           ------        ------
Total                                  $21,476        $22,277         $19,548       $20,764          $15,776       $16,310
                                        ======         ======          ======        ======           ======        ======


        The following table presents the contractual maturities or terms to repricing of U.S. Government and agency obligations at carrying value and the weighted-average yields at September 30, 1999:

                                       Maturing within                 Maturing within
                                        one year after               one to five years
                                      September 30, 1999         after September 30, 1999                   Total
                                  Amortized        Average        Amortized        Average       Amortized        Average
                                     Cost           Yield           Cost             Yield          Cost           Yield
                                                                   (Dollars in thousands)
Held to maturity                    $2,355           5.38%         $14,527           5.56%        $16,882           5.53%
Available for sale                     750           7.00            3,741           6.05           4,491           6.22
                                     -----           ----           ------           ----          ------           ----
    Total                           $3,105           5.77%         $18,268           5.66%        $21,373           5.68%
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

        Deposits. Historically, deposits have been attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, regular passbook savings accounts, Christmas Club accounts, term certificate accounts and individual retirement accounts. In the recent past Winton has utilized the services of deposit brokers to market certificates of deposit. At September 30, 1999, the total amount of brokered deposits equaled approximately $27.3 million, or 8.7% of total deposits.

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

        At September 30, 1999, Winton's certificates of deposit totaled $233.6 million, or 74.9% of total deposits. Of such amount, approximately $153.9 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Winton at maturity, although brokered deposits are less likely to renew than other certificates of deposit. If there is a significant deviation from historical experience, Winton can, to a limited extent, utilize additional borrowings from the FHLB as an alternative to this source of funds. See "Borrowings" and "REGULATION - Federal Home Loan Banks."

        During fiscal 1999, 1998 and 1997, Winton offered certificates of deposit with terms from 18 months to five years at rates which adjust monthly with designated market indices, which were the prime rate or the three-year Treasury rate. Approximately $6.6 million of these certificates of deposit were outstanding at September 30, 1999. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

        The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 1999:

                                                                  Percent
                                                                  of total
                                               Amount             deposits
                                           (In thousands)
Transaction accounts:
   Passbook accounts (1)                      $ 60,102             19.26%
   Christmas Club accounts (2)                     209               .07
   NOW accounts (3)                             18,129              5.81
                                               -------            ------
     Total transaction accounts                 78,440             25.14

Certificates of deposit (4):
   2.00 -  3.99%                                   206               .07
   4.00 -  5.99%                               163,446             52.37
   6.00 -  7.99%                                69,713             22.34
   8.00 -  9.99%                                   267               .08
                                               -------            ------
     Total certificates of deposit             233,632             74.86
                                               -------            ------

Total deposits                                $312,072            100.00%
                                               =======            ======


-----------------------------

(1) Winton's weighted average interest rate on passbook accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 3.36% at September 30, 1999.

(2) Winton's weighted average interest rate paid on Christmas Club accounts fluctuates with the general movement of interest rates. At September 30, 1999, the weighted average rate on club accounts was 3.25%.

(3) Winton's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At September 30, 1999, the weighted average rate on NOW accounts was 1.07%.

(4) Includes Individual Retirement Accounts and jumbo certificates of deposit (those with balances in excess of $100,000). Terms of certificates of deposit offered range from 30 days to 15 years, with the average accounts ranging from 90 days to 5 years.


        The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 1999:

                                                          Amount Due
                                                Over          Over
                                Up to        1 year to    2 years to       Over
Rate                          one year         2 years      3 years        3 years         Total
                                                         (In thousands)
  2.00 - 3.99%                $    180        $    12      $     -        $   14        $    206
  4.00 - 5.99                  120,147         27,370       12,852         3,077         163,446
  6.00 - 7.99                   33,272         26,446        6,353         3,642          69,713
  8.00 - 9.99                      259              -            -             8             267
                               -------         ------       ------         -----         -------
     Total certificates
       of deposit             $153,858        $53,828      $19,205        $6,741        $233,632
                               =======         ======       ======         =====         =======


        The following table presents the amount of Winton's certificates of deposit of $100,000 or more, by the time remaining until maturity at September 30, 1999:

 Maturity                                        At September 30, 1999
                                                     (In thousands)
 Three months or less                                  $12,205
 Over 3 months to 6 months                              13,548
 Over 6 months to 12 months                             19,995
 Over twelve months                                     23,020
                                                        ------

    Total                                              $68,768
                                                        ======

        Borrowings. During the year ended September 30, 1999, Winton's only borrowings were FHLB advances. See "REGULATION - Federal Home Loan Banks." The following table sets forth the maximum amount of Winton's FHLB advances outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                                                  Year ended September 30,
                                                                         1999                 1998                1997
                                                                                         (In thousands)

Maximum amount of FHLB advances                                        $116,532              $87,129              $62,761
                                                                        =======               ======               ======

Average amount of FHLB advances outstanding during period              $ 90,365              $68,824              $55,705
                                                                        =======               ======               ======


        The following table sets forth certain information as to Winton's FHLB advances at the dates indicated:

                                                                                     At September 30,
                                                                      1999                  1998                  1997
                                                                                       (In thousands)
FHLB advances                                                        $116,532               $67,404               $61,754
                                                                      =======                ======                ======

Weighted average interest cost of FHLB advances during
  period based on month end balances                                     5.62%                 5.89%                 5.91%
                                                                         ====                  ====                  ====

Yields Earned and Rates Paid

        The following table sets forth at the date indicated, the weighted average yields on Winton's interest-earning assets, the weighted average interest rates on interest-bearing liabilities, the interest rate spread and the net interest margin on interest-earning assets. See also the information in those portions of the 1999 Annual Report under the captions "AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA" "ASSET AND LIABILITY MANAGEMENT."

                                                                                         At September 30,
                                                                              1999               1998              1997

Weighted average yield on loan portfolio                                       7.85%              8.17%             8.30%
Weighted average yield on mortgage-backed securities                           5.99               6.45              6.48
Weighted average yield on investment securities                                5.73               6.11              6.50
Weighted average yield on other interest-earning assets                        6.86               6.18              6.48
Weighted average yield on all interest-earning assets                          7.68               7.77              7.93
Weighted average interest rate paid on deposits                                4.88               5.11              5.26
Weighted average interest rate paid on borrowings                              5.91               5.89              6.20
Weighted average interest rate paid on all interest-bearing                    5.16               5.26              5.42
Interest rate spread (spread between weighted average interest rate
  on all interest-earning assets and all interest-bearing liabilities)         2.52               2.52              2.51


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

Personnel

        As of September 30, 1999, Winton had 109 full-time equivalent employees. Winton believes that relations with its employees are excellent. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.

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

New Federal Legislation

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

         The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including WFC, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999, will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence on May 4, 1999, may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

         The GLB Act is not expected to have a material effect on the activities in which the WFC and Winton currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

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

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Winton includes a general loan loss allowance of $884,000 at September 30, 1999.

     Winton met all of its capital requirements at September 30, 1999. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

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

         Liquidity. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4.0% of its net withdrawable savings deposits payable in one year plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Winton at September 30, 1999, was approximately $37.5 million, or 13.8%, and exceeded the 4.0% liquidity requirement by approximately $26.1 million.

         Qualified Thrift Lender Test. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At September 30, 1999, Winton met the QTL test.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 1999, Winton was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 1999.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC is an affiliate of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 1999.

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

         As a unitary savings and loan holding company, WFC generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit WFC's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact WFC's current activities, which consist solely of holding stock of Winton. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of WFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 1999, Winton met both those tests.

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

         State-Chartered Association Activities. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Winton's activities and investments at September 30, 1999, were permissible for a federal association.

FRB Reserve Requirements

         Effective December 1, 1998, FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At September 30, 1999, Winton was in compliance with the present reserve requirements and the requirements then in effect.

Federal Home Loan Banks

         The FHLBs provide credit to their members in the form of advances. Winton is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Winton was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $5.9 million at September 30, 1999.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 50% of the member's assets or (ii) 20 times the member's investment in FHLB stock. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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

         Winton's average gross receipts for the three tax years ending on September 30, 1999, is $32.6 million and as a result, Winton does not qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Winton for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1999, the pre-1988 reserves of Winton for tax purposes totaled approximately $1.3 million. Winton believes it had approximately $23.6 million of accumulated earnings and profits for tax purposes as of September 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Winton have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

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

         Winton is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the taxable book net worth of Winton determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions was 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," Winton is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.          Description of Property

        The following table sets forth certain information at September 30, 1999, regarding the properties on which the main office and each branch office of Winton is located:

                                  Owned                       Date              Square                 Net
                                  or leased                 acquired            footage             book value (1)
                                                                                                 (In thousands)
Main office:

5511 Cheviot Road                 owned/leased (2)            1967               8,600               $1,214
Cincinnati, Ohio  45247

Branch offices:

101 W. Central Pkwy               owned                       1973               3,613                  129
Cincinnati, Ohio  45202

4517 Vine Street
Cincinnati, Ohio  45202           owned                       1932               2,600                   91

10575 Harrison Avenue
Harrison, Ohio  45030             owned                       1981               4,800                  569

7014 Vine Street
Cincinnati, Ohio  45216           owned                       1897               3,200                  119

8670 Winton Road                  owned                       1993               5,062                  367
Cincinnati, Ohio  45231

9409 Montgomery Road              leased                      N/A                2,530                    -
Cincinnati, Ohio  45242



-----------------------------

(1)  Net book value amounts are for land, building and improvements.

(2) In January 1990, Winton entered into a lease agreement pursuant to which it leases a building containing approximately 3,750 square feet adjacent to Winton's main office on Cheviot Road. The initial term of the lease was three years, renewable for seven successive three year periods. Winton has the right to purchase the building during the term of the lease. In January 1999 the lease was renewed for an additional three year period.

        Winton also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Winton's investment in office premises and equipment totaled $3.7 million at September 30, 1999.

Item 3.          Legal Proceedings

        A class action complaint was filed against Winton on September 28, 1998, in the Court of Common Pleas of Hamilton County Ohio. The case is styled Spencer
v. Winton Savings & Loan Co., et al., Case # A9805495 and alleges that Winton violated Ohio Revised Code ss. 5301.36 by failing to record mortgage satisfactions within 90 days from the date of satisfaction. The case was consolidated with 17 other substantially identical cases involving other Ohio lending institutions. Currently, only David and Kellie Spencer, a single mortgagor of Winton's, have sued; however, there are class action allegations in the complaint. A motion for class certification has been filed; however, the court has yet to certify the class.

        Ohio Revised Code ss.5301.35 states that a mortgagor may recover $250 in a civil action if the 90-day provision is violated, but does not preclude any other legal remedies to which an aggrieved mortgagor may be entitled. In this case, plaintiffs seek statutory damages in the amount of $250, and all other relief to which they may be entitled. At this early state, it appears that Winton had between 600 and 800 violation. Settlement discussions are currently well underway. Any class settlement would be on a claims-made basis.


Item 4.          Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the shareholders of WFC during the last quarter of fiscal year ended September 30, 1999.


                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

        The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1999 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF WINTON FINANCIAL'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

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

Item 7a.         Quantitative and Qualitative Disclosures About Market Risk

        This  information  in those  portions of the Annual  Report  included in
Exhibit 13 hereto under the captions "AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA" "ASSET AND LIABILITY MANAGEMENT" is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III

Item 9.          Directors,  Executive Officers, Promoters and Control  Persons;
                 Compliance  with Section  16(a) of the Exchange Act

        The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Winton Financial Corporation (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

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

        Not applicable

Item 13.         Exhibits and Reports on Form 8-K

                 (a)    Exhibits

                        Item 3 Amended Articles of Incorporation and Code of Regulations

                        Item 10    Material Contracts

                        Item 13    Portions of the 1999 Annual Report to
                                   Shareholders

                        Item 20    Proxy Statement for 2000 Meeting of
                                   Shareholders

                        Item 21    Subsidiaries of the Registrant

                        Item 23 Consent of Grant Thornton LLP regarding WFC's Consolidated Financial Statements and Forms S-8 for WFC's 1988 Stock Option Plan and 401(k) Profit Sharing Plan

                        Item 27    Financial Data Schedules

                        Item 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                        Item 99.2 Form 5500 for fiscal year ended September 30, 1998, for the Winton Savings & Loan
                                   Company 401(k) Profit Sharing Plan

                 (b) No current report on Form 8-K was filed by WFC during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 1999.

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


By /s/ Jill M. Burke                                By /s/ Thomas H. Humes
    Jill M. Burke,                                      Thomas H. Humes,
    Principal Financial Officer                         Director
    and Principal Accounting
    Officer

Date: December 17, 1999                             Date: December  17, 1999



By                                                  By
    Robert E. Hoeweler,                                 William J. Parchman,
    Director                                            Director





By /s/ Timothy M. Mooney                            By /s/ J. Clay Stinnett
    Timothy M. Mooney,                                  J. Clay Stinnett,
    Director                                            Director

Date: December 17, 1999                             Date: December 17, 1999



By /s/ Henry L. Schulhoff
    Henry L. Schulhoff,
    Director

Date: December 17, 1999

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION                                                  PAGE NUMBER

3.1          Articles of Incorporation, as amended through February 1,    Incorporated by reference to the Current
             1994, of Winton Financial Corporation                        Report on Form 8-K dated June 21, 1995
                                                                          and filed by WFC (the "8-K") with the
                                                                          Securities and Exchange Commission (the
                                                                          "SEC"), Exhibit 4a

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

10.2         Amendment No. 1 to the Winton Savings and                    Incorporated by reference to the Annual
             Loan Co. Employee Stock Ownership Plan                       Report on Form 10-K for the fiscal year
                                                                          ended September 30, 1998, filed by WFC
                                                                          with the SEC on December 23, 1998 (the
                                                                          "1998 10-K"), Exhibit 10.2

10.3         Amendment No. 2 to The Winton Savings and                    Incorporated by reference to the 1998 10-K,
             Loan Co. Employee Stock Ownership Plan                       Exhibit 10.3

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

10.5        The Winton Financial Corporation 1999 Stock Option and        Incorporated by reference to the definitive
            Incentive Plan                                                Proxy Statement for the 1999 Annual
                                                                          Meeting of Shareholders filed by WFC
                                                                          with the SEC on December 18, 1998

10.6        Employment Agreement between WFC, Winton and Robert L.        Incorporated by reference to Quarterly
            L. Bollin, dated May 22, 1998                                 Report on Form 10-QSB for the quarter
                                                                          ended June 30, 1998, filed by WFC with
                                                                          the SEC in August 1998 (the "6/98 10-
                                                                          QSB"), Exhibit 10.2

10.7        Employment Agreement between WFC, Winton and Gregory J.       Incorporated by reference to the 6/98
            Bollin, dated May 22, 1998                                    10-QSB, Exhibit 10.1

10.8        Severance Agreement between WFC and Jill M. Burke, dated      Incorporated by reference to the 6/98
            May 22, 1998                                                  10-QSB, Exhibit 10.3

13          Portions of the Winton Financial Corporation 1999 Annual
            Report to Shareholders

20 Proxy Statement for the 2000 Annual Meeting of Shareholders of Winton Financial Corporation


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

27.1        1999 Financial Data Schedule

27.2        1998 Restated Financial Data Schedule

27.3        1997 Restated Financial Data Schedule

99.1        Safe Harbor Under the Private Securities Litigation
            Reform Act of 1995

99.2        Form 5500 for fiscal year ended September 30, 1998, for       To be filed by paper amendment
            the Winton Savings & Loan Company 401(k) Plan