Form 10-Q
period 1999-12-31
WINTON FINANCIAL CORP
filed 2000-02-10
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1999
                               ---------------------------

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

Yes   X                                          No ____

As of February 4, 2000, the latest practicable date, 4,405,414 shares of the registrant's common stock, no par value, were issued and outstanding.









                               Page 1 of 16 pages

                          Winton Financial Corporation

                                     INDEX

                                                                       Page

PART I    -     FINANCIAL INFORMATION

                Consolidated Statements of Financial
                  Condition                                              3

                Consolidated Statements of Earnings                      4

                Consolidated Statements of Other Comprehensive
                  Income                                                 5

                Consolidated Statements of Cash Flows                    6

                Notes to Consolidated Financial Statements               8

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              12


PART II  -        OTHER INFORMATION                                     15

SIGNATURES                                                              16

                          Winton Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                     December 31,         September 30,
         ASSETS                                                                              1999                  1999
Cash and due from banks                                                                $    2,245            $    1,647
Interest-bearing deposits in other financial institutions                                       -                   434
                                                                                          -------               -------
         Cash and cash equivalents                                                          2,245                 2,081

Investment securities available for sale - at market                                        4,932                 5,503
Investment securities held to maturity - at cost, approximate market value of $17,919 at December 31, 1999 and
   $16,774 at September 30, 1999                                                           18,130                16,882
Mortgage-backed securities available for sale - at market                                     388                   410
Mortgage-backed securities held to maturity - at cost, approximate market value of $12,803 at December 31, 1999 and $13,058
   at September 30, 1999                                                                   13,166                13,533
Loans receivable - net                                                                    418,805               411,058
Loans held for sale - at lower of cost or market                                            1,475                 2,492
Office premises and equipment - net                                                         3,681                 3,708
Real estate acquired through foreclosure                                                      502                   492
Federal Home Loan Bank stock - at cost                                                      6,576                 5,925
Accrued interest receivable                                                                 3,040                 3,227
Prepaid expenses and other assets                                                             401                   433
Intangible assets - net                                                                       325                   341
Prepaid federal income taxes                                                                    -                   193
                                                                                          -------               -------

         Total assets                                                                    $473,666              $466,278
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $307,137              $312,072
Advances from the Federal Home Loan Bank and other borrowings                             127,030               116,532
Accounts payable on mortgage loans serviced for others                                        858                   838
Advance payments by borrowers for taxes and insurance                                       1,861                 1,023
Other liabilities                                                                           1,863                 1,990
Accrued federal income taxes                                                                  242                     -
Deferred federal income taxes                                                               1,690                 1,683
                                                                                          -------               -------

         Total liabilities                                                                441,021               434,138

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued and outstanding                                                -                     -
  Common stock - 18,000,000 shares of no par value
    authorized; 4,405,214 and 4,403,714 shares outstanding                                      -                     -
  Additional paid-in capital                                                                9,927                 9,917
  Retained earnings - substantially restricted                                             22,163                21,619
  Accumulated other comprehensive income, unrealized gains
     on securities designated as available for sale, net of
     related tax effects                                                                      555                   604
                                                                                          -------               -------

         Total shareholders' equity                                                        32,645                32,140
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $473,666              $466,278
                                                                                          =======               =======

                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     For the three months ended December 31,
                        (In thousands, except share data)

                                                                                            1999                   1998
                                                                                                               (Restated)
Interest income
  Loans                                                                                   $8,228                 $7,167
  Mortgage-backed securities                                                                 196                    242
  Investment securities                                                                      305                    299
  Interest-bearing deposits and other                                                         98                    169
                                                                                           -----                  -----
         Total interest income                                                             8,827                  7,877

Interest expense
  Deposits                                                                                 3,823                  3,834
  Borrowings                                                                               1,784                  1,054
                                                                                           -----                  -----
         Total interest expense                                                            5,607                  4,888
                                                                                           -----                  -----

         Net interest income                                                               3,220                  2,989

Provision for losses on loans                                                                 23                     23
                                                                                           -----                  -----

         Net interest income after provision
           for losses on loans                                                             3,197                  2,966

Other income
  Gain on sale of mortgage loans                                                              50                    676
  Mortgage servicing fees                                                                     77                    (10)
  Other operating                                                                            156                    171
                                                                                           -----                  -----
         Total other income                                                                  283                    837

General, administrative and other expense
  Employee compensation and benefits                                                       1,104                    985
  Occupancy and equipment                                                                    441                    439
  Federal deposit insurance premiums                                                          47                     42
  Franchise taxes                                                                             91                     90
  Amortization of intangible assets                                                           15                     15
  Advertising                                                                                 78                     68
  Other operating                                                                            341                    440
                                                                                           -----                  -----
         Total general, administrative and other expense                                   2,117                  2,079
                                                                                           -----                  -----

         Earnings before income taxes                                                      1,363                  1,724

Federal income taxes
  Current                                                                                    435                    685
  Deferred                                                                                    32                    (94)
                                                                                          ------                  -----
         Total federal income taxes                                                          467                    591
                                                                                          ------                  -----

         NET EARNINGS                                                                    $   896                 $1,133
                                                                                          ======                  =====

         EARNINGS PER SHARE
           Basic                                                                            $.20                   $.26
                                                                                             ===                    ===

           Diluted                                                                          $.19                   $.25
                                                                                             ===                    ===

         DIVIDENDS PAID PER COMMON SHARE                                                   $.080                  $.075
                                                                                            ====                   ====

                          Winton Financial Corporation

              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                     For the three months ended December 31,
                                 (In thousands)


                                                                                               1999                1998
                                                                                                             (Restated)
Net earnings                                                                                $   896              $1,133

Other comprehensive losses, net of tax:
  Unrealized holding losses on securities
    during the period, net of tax of $25 and $26
    for 1999 and 1998, respectively                                                             (49)                (50)
                                                                                             ------               -----

Comprehensive income                                                                        $   847              $1,050
                                                                                             ======               =====

Accumulated comprehensive income                                                            $   555              $  540
                                                                                             ======               =====

                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the three months ended December 31,
                                 (In thousands)

                                                                                             1999                  1998
                                                                                                              (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                          $      896              $  1,133
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                               12                    15
    Amortization of deferred loan origination fees                                            (19)                  (20)
    Depreciation and amortization                                                             134                   131
    Amortization of intangible assets                                                          15                    15
    Provision for losses on loans                                                              23                    23
    (Gain) loss on sale of mortgage loans                                                       3                  (537)
    Loans disbursed for sale in the secondary market                                      (14,250)              (38,465)
    Proceeds from sale of loans in the secondary market                                    15,264                40,911
    Federal Home Loan Bank stock dividends                                                   (108)                  (93)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                    214                   104
      Accrued interest receivable on mortgage-backed securities                                 2                     7
      Accrued interest receivable on investments and interest
         bearing deposits                                                                     (29)                   28
      Prepaid expenses and other assets                                                        33                    71
      Accounts payable on mortgage loans serviced for others                                   20                   261
      Other liabilities                                                                      (127)                 (120)
      Federal income taxes
        Current                                                                               435                   601
        Deferred                                                                               32                   (94)
                                                                                           ------                ------
          Net cash provided by operating activities                                         2,550                 3,971

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                          381                   767
  Proceeds from the maturity of investment securities                                         500                 2,100
  Purchase of investment securities designated as held to maturity                         (1,255)               (2,781)
  Purchase Federal Home Loan Bank Stock                                                      (543)                    -
  Loan principal repayments                                                                19,802                34,065
  Loan disbursements                                                                      (27,553)              (56,977)
  Proceeds from sale of real estate acquired through foreclosure                                -                   100
  Purchase of office premises and equipment                                                  (102)                 (101)
  Additions to real estate acquired through foreclosure                                       (15)                    -
                                                                                           ------               -------
          Net cash used in investing activities                                            (8,785)              (22,827)
                                                                                           ------               -------

          Net cash used in operating and investing
            activities (balance carried forward)                                           (6,235)              (18,856)
                                                                                           ------               -------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     For the three months ended December 31,
                                 (In thousands)

                                                                                             1999                  1998
                                                                                                              (Restated)
          Net cash used in operating and investing
            activities (balance brought forward)                                         $ (6,235)             $(18,856)

Cash flows from financing activities:
  Net decrease in deposit accounts                                                         (4,935)               (2,438)
  Repayments of Federal Home Loan Bank advances                                           (11,162)                 (402)
  Proceeds from Federal Home Loan Bank advances
      and other borrowings                                                                 22,000                19,000
  Advances by borrowers for taxes and insurance                                               838                   804
  Proceeds from issuance of shares under stock
      option and compensation plans                                                            10                     7
  Dividends paid on common stock                                                             (352)                 (318)
                                                                                          -------                ------
          Net cash provided by financing activities                                         4,399                16,653
                                                                                          -------                ------

Net increase (decrease) in cash and cash equivalents                                          164                (2,203)

Cash and cash equivalents at beginning of period                                            2,081                 7,076
                                                                                          -------                ------

Cash and cash equivalents at end of period                                               $  2,245               $ 4,873
                                                                                          =======                ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                 $      -              $     85
                                                                                          =======               =======

    Interest on deposits and borrowings                                                  $  5,552              $  4,774
                                                                                          =======               =======


Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                 $    (49)             $    (50)
                                                                                          =======               =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                         $     53              $    139
                                                                                          =======               =======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 1999 and 1998


1.       Basis of Presentation

         On December 14, 1998, Winton Financial Corporation ("Winton Financial" or the "Corporation") entered into an Agreement and Plan of Reorganization with BenchMark Federal Savings Bank ("BenchMark") pursuant to which BenchMark would merge with and into Winton Savings and Loan Co. ("Winton Savings" or the "Company") a wholly-owned subsidiary of the Corporation. The merger was consummated on June 11, 1999 and was accounted for using the pooling of interests method of accounting. Accordingly, the consolidated statements of earnings, other comprehensive income, and cash flows, for the three-month period ended December 31, 1998 have been restated to give effect to the combination.

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial included in the Annual Report on Form 10-K for the year ended September 30, 1999. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and Winton Savings. All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

                          Winton Financial Corporation

          For the three month periods ended December 31, 1999 and 1998


3.       Effects of Recent Accounting Pronouncements (continued)

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


4.       Year 2000 Compliance Issues

         As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

         As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, management identified the operating systems that it considered critical to the on-going operations of the Company. Of the systems that the Company identified as mission-critical, the most significant is the on-line core account processing system performed by a third party service provider, Intrieve, Inc. ("Intrieve"). Intrieve converted its hardware to a new Year 2000 compliant system during the fourth calendar quarter of 1998. Intrieve successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. Winton Savings performed final testing of its unique equipment configuration and communications link to Intrieve during November 1998.

         The Company expended approximately $67,000 through the periods ended December 31, 1999, in connection with its Year 2000 compliance program.

         Winton Savings experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers of any kind.

         The Company could incur losses if year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect, and to date has not realized, any significant or prolonged difficulties that may affect net earnings or cash flow.

                          Winton Financial Corporation

          For the three month periods ended December 31, 1999 and 1998


5.       Earnings Per Share

         Basic earnings per share for the three-month  period ended December 31,
         1999  is   computed   based  on   4,404,752   weighted-average   shares
         outstanding.

         Basic earnings per share for the three-month  period ended December 31,
         1998  is   computed   based  on   4,391,057   weighted-average   shares
         outstanding.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,604,650 for the three-month period ended December 31, 1999, and 4,572,249 for the three-month period ended December 31, 1998, respectively.

         Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 199,898 for the three-month period ended December 31, 1999, and 181,192 for the three-month period ended December 31, 1998, respectively.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the Corporation's financial condition as of December 31, 1999, and the results of operations for the three-month period ended December 31, 1999, compared to the same period in 1998. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the statements in the following referenced sections of this Form 10-Q are forward looking and are, therefore, subject to such risks and uncertainties.

1. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Discussion of Changes in Financial Condition from September 30, 1999 to December 31, 1999" and "Comparison of Results of Operations for the Three Months Ended December 31, 1999 and 1998."

2. Management's estimate as to the effects of recent accounting pronouncements as set forth under "Effects of Recent Accounting Pronouncements."


Discussion of Financial Condition Changes from September 30, 1999 to December 31, 1999

At December 31, 1999, the Corporation had total assets of $473.7 million, an increase of approximately $7.4 million, or 1.6%, over the level at September 30, 1999. The growth in assets was funded primarily by an increase in Federal Home Loan Bank ("FHLB") advances and other borrowings of $10.5 million and undistributed net earnings of $544,000, partially offset by a decrease of $4.9 million in deposits.

Cash and cash equivalents increased by $164,000, or 7.9%, during the three months ended December 31, 1999.

Investment securities totaled approximately $23.1 million at December 31, 1999, an increase of approximately $677,000, or 3.0%, over September 30, 1999 levels, as purchases of $1.3 million exceeded maturities of securities totaling $500,000 during the period.

Mortgage-backed securities totaled approximately $13.6 million at December 31, 1999, a decrease of approximately $389,000, or 2.8%, since September 30, 1999, primarily attributable to regular principal repayments during the period.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1999 to December 31, 1999 (continued)

Loans receivable and loans held for sale totaled $420.3 million at December 31, 1999, an increase of approximately $6.7 million, or 1.6%, over the level at September 30, 1999. The increase resulted primarily from loan originations of $41.8 million, which were partially offset by loan sales of $15.3 million during the current period and principal repayments amounting to $19.8 million.

At December 31, 1999, the allowance for loan losses of Winton Savings totaled $988,000, an increase of $56,000 from the level maintained at September 30, 1999. At December 31, 1999, the allowance represented approximately .24% of the total loan portfolio and 229% of total nonperforming loans. At December 31, 1999, the ratio of total nonperforming loans to total loans amounted to .10% compared to .06% at September 30, 1999. Although management believes that its allowance for loan losses at December 31, 1999 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $307.1 million at December 31, 1999, a decrease of $4.9 million, or 1.6%, from September 30, 1999 levels. The decrease in deposits was primarily the result of management's decision not to renew some brokered certificates. Brokered deposits totaled $26.5 million and $27.3 at December 31, 1999 and September 30, 1999, respectively.

Advances from the FHLB and other borrowings totaled $127.0 million at December 31, 1999, an increase of $10.5 million, or 9.0%, over September 30, 1999 levels. Proceeds from borrowings have generally been utilized to fund the growth in the loan portfolio.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 1999, the Company's regulatory capital was in excess of such minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods ended
December 31, 1999 and 1998

General

The Corporation recorded net earnings for the three months ended December 31, 1999, totaling $896,000, compared to $1.1 million in net earnings for the same period in 1998, a decrease of $237,000, or 20.9%. The decreased earnings resulted primarily from a $38,000 increase in general, administrative and other expense and a $554,000 decrease in other income, which were partially offset by a $231,000 increase in net interest income and a $124,000 decrease in the provision for federal income taxes.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended
December 31, 1999 and 1998 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $1.0 million, or 13.7%, for the three months ended December 31, 1999, compared to the same period in 1998. The increase resulted primarily from a $56.6 million increase in the average portfolio outstanding year to year, partially offset by a 10 basis point decrease in yield, to 7.82% for the three months ended December 31, 1999.

Interest income on investment securities and interest-bearing deposits and other decreased by $65,000, or 13.9%, for the three months ended December 31, 1999, compared to the same quarter in 1998. The decrease resulted from a $654,000 decrease in the average balance outstanding, and by a decrease in yield, to 5.48% for the three months ended December 31, 1999.

Interest expense on deposits decreased by $11,000 or .3%, for the three months ended December 31, 1999 compared to the same period in 1998. The decrease was primarily attributable to a $5.9 million decrease in weighted-average deposits outstanding year to year. The weighted-average cost of deposits decreased during the periods, amounting to 4.93% and 5.04% for the three months ended December 31, 1999 and 1998, respectively.

Interest expense on borrowings increased by $730,000, or 69.3%, during the three months ended December 31, 1999, compared to the same period in 1998, primarily due to an increase of $47.9 million in the average balance outstanding, while the weighted-average cost of borrowings increased to 5.90% from 5.77% during the three-month period ended December 31, 1998.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $231,000, or 7.7%, to $3.2 million for the three months ended December 31, 1999, compared to $3.0 million for the same period in 1998. The interest rate spread decreased by 15 basis points, to 2.47% for the three months ended December 31, 1999, while the net interest margin decreased by 16 basis points, to 2.80% for the three months ended December 31, 1999, compared to 2.96% for the three months ended December 31, 1998.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management elected to record a $23,000 provision for loan losses during the three-month period ended December 31, 1999, the same dollar amount recorded in the 1998 period. The current period provision reflects the growth in the loan portfolio year to year. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended
December 31, 1999 and 1998 (continued)

Other Income

Other income decreased by $554,000, or 66.2%, for the three months ended December 31, 1999, compared to the 1998 period, primarily due to a $626,000, or 92.6%, decrease in gain on sale of mortgage loans and a $15,000, or 8.8%, decrease in other operating income, which was partially offset by an increase of $87,000 in mortgage servicing fees. The decrease in the gain on sale of loans is due to the changed rate environment causing borrowers to prefer adjustable rate loans, which the Company has not traditionally sold.

General, Administrative and Other Expense

General, administrative and other expense increased by $38,000, or 1.8%, for the three months ended December 31, 1999, compared to the same period in 1998. The increase consisted primarily of a $119,000, or 12.1% increase in employee compensation and benefits and a $2,000, or .5%, increase in occupancy and equipment, a $5,000, or 11.9%, increase in federal deposit insurance premiums, a $10,000, or 14.7%, increase in advertising expense, which were partially offset by a $99,000, or 22.5%, decrease in other operating expense. The increase in employee compensation and benefits resulted primarily from a decrease in deferred loan origination costs, due to a decline in lending volume year to year, partially offset by a decline in staffing levels. The decrease in other operating expense was due to the effects of economies attained in the BenchMark merger, which was consummated in June 1999.

Federal Income Taxes

The provision for federal income taxes amounted to $467,000 for the three months ended December 31, 1999, a decrease of $124,000, or 21.0%, from the same period in 1998. The decrease resulted primarily from a $361,000, or 20.9%, decrease in pretax earnings. The effective tax rates were 34.3% and 34.3% for the three-month periods ended December 31, 1999 and 1998, respectively.

                          Winton Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On January 28, 2000, the Annual Meeting of Shareholders of Winton Financial Corporation was held. Two directors were nominated for re-election and were re-elected for terms expiring in 2003, pursuant to the following respective votes:

         Robert L. Bollin          For:  3,534,025        Withheld:  53,524
         William J. Parchman       For:  3,538,397        Withheld:  54,152

         One  other  matter  was  voted  upon by the  shareholders,  as follows:

         1)  To  consider  and  vote  upon  the   ratification  of  the
             selection of Grant Thornton LLP as the auditors of Winton Financial for the current fiscal year.

             For: 3,344,285         Against:  120,964         Abstain:  122,300

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibits

         10.1     Employment Agreement for Robert L. Bollin

         10.2     Employment Agreement for Gregory J. Bollin

         10.3     Employment Agreement for Jill M. Burke

         27.1     Financial Data Schedule for the Three Months Ended
                  December 31, 1999

         27.2 Restated Financial Data Schedule for the Three Months Ended December 31, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 9, 2000                   By: /s/Robert L. Bollin
                                                Robert L. Bollin
                                                President





Date:  February 9, 2000                   By: /s/Jill M. Burke
                                                Jill M. Burke
                                                Chief Financial Officer