Form 10-Q
period 2000-03-31
WINTON FINANCIAL CORP
filed 2000-05-15
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                                -------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-18993

                          WINTON FINANCIAL CORPORATION
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Ohio                                                       31-1303854
-------------------------------                         --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                    5511 Cheviot Road, Cincinnati, Ohio 45247
----------------------------------------------------------------------------
                     (Address of principal executive office)

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

Yes [X]           No  [   ]

As of May 11, 2000, the latest practicable date, 4,411,414 shares of the registrant's common stock, no par value, were issued and outstanding.










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

           Consolidated Statements of Comprehensive
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

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        March 31,         September 30,
         ASSETS                                                                              2000                  1999

Cash and due from banks                                                                  $  1,617              $  1,647
Interest-bearing deposits in other financial institutions                                   4,043                   434
                                                                                          -------               -------
         Cash and cash equivalents                                                          5,660                 2,081

Investment securities available for sale - at market                                        4,862                 5,503
Investment securities held to maturity - at cost, approximate market value of $17,891 and $16,774 at March 31, 2000 and September 30, 1999,
  respectively                                                                             18,122                16,882
Mortgage-backed securities available for sale - at market                                     377                   410
Mortgage-backed securities held to maturity - at cost, approximate market value of $12,397 and $13,058 at March 31, 2000 and
  September 30, 1999, respectively                                                         12,885                13,533
Loans receivable - net                                                                    421,369               411,058
Loans held for sale - at lower of cost or market                                            1,999                 2,492
Office premises and equipment - net                                                         3,623                 3,708
Real estate acquired through foreclosure                                                      591                   492
Federal Home Loan Bank stock - at cost                                                      6,690                 5,925
Accrued interest receivable                                                                 3,179                 3,227
Prepaid expenses and other assets                                                             759                   433
Intangible assets - net                                                                       310                   341
Prepaid federal income taxes                                                                  136                   193
                                                                                          -------               -------

         Total assets                                                                    $480,562              $466,278
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $310,408              $312,072
Advances from the Federal Home Loan Bank                                                  132,056               116,532
Accounts payable on mortgage loans serviced for others                                        833                   838
Advance payments by borrowers for taxes and insurance                                         915                 1,023
Other liabilities                                                                           1,532                 1,990
Deferred federal income taxes                                                               1,705                 1,683
                                                                                          -------               -------
         Total liabilities                                                                447,449               434,138

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued and outstanding                                               -                     -
  Common stock - 18,000,000 shares of no par value
    authorized; 4,411,414 and 4,403,714 shares outstanding                                     -                     -
  Additional paid-in capital                                                                9,968                 9,917
  Retained earnings - substantially restricted                                             22,638                21,619
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale                                                          507                   604
                                                                                          -------               -------
         Total shareholders' equity                                                        33,113                32,140
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $480,562              $466,278
                                                                                          =======               =======



                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                    Six months ended                 Three months ended
                                                                       March 31,                         March 31,
                                                                   2000           1999              2000           1999
                                                                            (Restated)                       (Restated)
Interest income
  Loans                                                         $16,568        $14,580            $8,340         $7,413
  Mortgage-backed securities                                        391            469               195            227
  Investment securities                                             617            600               312            301
  Interest-bearing deposits and other                               209            284               111            115
                                                                 ------         ------             -----          -----
         Total interest income                                   17,785         15,933             8,958          8,056

Interest expense
  Deposits                                                        7,616          7,535             3,793          3,701
  Borrowings                                                      3,734          2,255             1,950          1,201
                                                                 ------         ------             -----          -----
         Total interest expense                                  11,350          9,790             5,743          4,902
                                                                 ------         ------             -----          -----

         Net interest income                                      6,435          6,143             3,215          3,154

Provision for losses on loans                                        45             47                22             24
                                                                 ------         ------             -----          -----

         Net interest income after provision
           for losses on loans                                    6,390          6,096             3,193          3,130

Other income
  Gain on sale of mortgage loans                                    126          1,001                76            325
  Mortgage-servicing fees                                           155             23                78             33
  Gain on sale of real estate acquired through
    foreclosure                                                      -              34                -              34
  Other operating                                                   311            330               155            159
                                                                 ------         ------             -----          -----
         Total other income                                         592          1,388               309            551

General, administrative and other expense
  Employee compensation and benefits                              2,286          2,083             1,182          1,098
  Occupancy and equipment                                           907            889               466            450
  Franchise taxes                                                   183            180                92             90
  Federal deposit insurance premiums                                 86             89                39             47
  Amortization of intangible assets                                  31             31                16             16
  Advertising                                                       192            136               114             68
  Other operating                                                   676            832               335            392
                                                                 ------         ------             -----          -----
         Total general, administrative and other expense          4,361          4,240             2,244          2,161
                                                                 ------         ------             -----          -----

         Earnings before income taxes                             2,621          3,244             1,258          1,520
Federal income taxes
  Current                                                           826          1,186               391            500
  Deferred                                                           72            (84)               40             11
                                                                 ------         ------             -----          -----
         Total federal income taxes                                 898          1,102               431            511
                                                                 ------         ------             -----          -----

         NET EARNINGS                                           $ 1,723        $ 2,142            $  827         $1,009
                                                                 ======         ======             =====          =====

         EARNINGS PER SHARE
           Basic                                                  $0.39          $0.49             $0.19          $0.23
                                                                   ====           ====              ====           ====

           Diluted                                                $0.38          $0.46             $0.18          $0.21
                                                                   ====           ====              ====           ====

         Dividends per share                                      $0.16          $0.14             $0.08          $0.07
                                                                   ====           ====              ====           ====

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        Six months ended              Three months ended
                                                                            March 31,                      March 31,
                                                                       2000         1999              2000         1999
                                                                              (Restated)                     (Restated)

Net earnings                                                         $1,723       $2,142              $827       $1,009

Other comprehensive loss, net of tax:
  Unrealized holding losses on securities during
    the period, net of taxes $(76), $(75), $(50)
    and $(49) during the respective periods                            (147)        (145)              (98)         (95)
                                                                      -----        -----               ---        -----

Comprehensive income                                                 $1,576       $1,997              $729       $  914
                                                                      =====        =====               ===        =====

Accumulated comprehensive income                                     $  507       $  674              $507       $  674
                                                                      =====        =====               ===        =====

                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                             2000                  1999
                                                                                                             (Restated)
Cash flows from operating activities:
  Net earnings for the period                                                             $ 1,723               $ 2,142
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                               26                    30
    Amortization of deferred loan origination fees                                            (11)                  (60)
    Depreciation and amortization                                                             270                   265
    Amortization of intangible assets                                                          31                    31
    Provision for losses on loans                                                              45                    47
    Gain on sale of mortgage loans                                                            (73)                 (819)
    Loans originated for sale in the secondary market                                     (22,061)              (61,303)
    Proceeds from sale of loans in the secondary market                                    23,094                67,697
    Gain on sale of real estate acquired through foreclosure                                   -                    (34)
    Federal Home Loan Bank stock dividends                                                   (222)                 (162)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     61                    98
      Accrued interest receivable on mortgage-backed securities                                 2                    16
      Accrued interest receivable on investments                                              (15)                    1
      Prepaid expenses and other assets                                                      (326)                 (576)
      Accounts payable on mortgage loans serviced for others                                   (5)                  (50)
      Other liabilities                                                                      (458)                   34
      Federal income taxes
        Current                                                                                57                   150
        Deferred                                                                               72                   (84)
                                                                                           ------                ------
          Net cash provided by operating activities                                         2,210                 7,423

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                          664                 1,489
  Proceeds from the maturity of investment securities                                          -                  5,300
  Proceeds from maturity of investment securities designated
    as available for sale                                                                     500                   100
  Purchase of investment securities designated as held to maturity                         (1,255)               (6,842)
  Loan principal repayments                                                                39,180                66,939
  Loan disbursements                                                                      (49,992)             (105,054)
  Proceeds from sale of real estate acquired through foreclosure                               -                    169
  Purchase of office premises and equipment                                                  (176)                 (163)
  Purchase of Federal Home Loan Bank stock                                                   (543)                  (33)
  Additions to real estate acquired through foreclosure                                      (108)                   -
                                                                                           ------                ------
          Net cash used in investing activities                                           (11,730)              (38,095)
                                                                                           ------                ------

          Net cash used in operating and investing
            activities (balance carried forward)                                           (9,520)              (30,672)
                                                                                           ------                ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,
                                 (In thousands)

                                                                                             2000                  1999
                                                                                                             (Restated)
          Net cash used in operating and investing
            activities (balance brought forward)                                          $(9,520)             $(30,672)

Cash flows from financing activities:
  Net increase (decrease) in deposit accounts                                              (1,664)                6,335
  Repayments of Federal Home Loan Bank advances                                           (19,326)               (7,556)
  Proceeds from Federal Home Loan Bank advances                                            34,850                29,500
  Advances by borrowers for taxes and insurance                                              (108)                   32
  Proceeds from exercise of stock options                                                      51                     4
  Dividends paid on common stock                                                             (704)                 (630)
                                                                                           ------               -------
          Net cash provided by financing activities                                        13,099                27,685
                                                                                           ------               -------

Net increase (decrease) in cash and cash equivalents                                        3,579                (2,987)

Cash and cash equivalents at beginning of period                                            2,081                 7,076
                                                                                           ------               -------

Cash and cash equivalents at end of period                                                $ 5,660              $  4,089
                                                                                           ======               =======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                  $   767              $  1,035
                                                                                           ======               =======

    Interest on deposits and borrowings                                                   $11,403              $  9,840
                                                                                           ======               =======


Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                  $  (147)             $   (145)
                                                                                           ======               =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                          $    53              $    182
                                                                                           ======               =======

  Transfers from loans to real estate acquired through foreclosure                        $   108              $     35
                                                                                           ======               =======


                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the six month periods ended March 31, 2000 and 1999


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial included in the Annual Report on Form 10-K for the year ended September 30, 1999. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

         On December 14, 1998, Winton Financial Corporation ("Winton Financial" or the "Corporation") entered into an Agreement and Plan of Reorganization with BenchMark Federal Savings Bank ("BenchMark") pursuant to which BenchMark would merge with and into The Winton Savings and Loan Co. ("Winton Savings" or the "Company") a wholly-owned subsidiary of the Corporation. The merger was consummated on June 11, 1999 and was accounted for using the pooling of interests method of accounting. Accordingly, the financial statements for the six and three month periods ending March 31, 1999, have been restated to give effect to the combination.

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

                          Winton Financial Corporation

             For the six month periods ended March 31, 2000 and 1999


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

                          Winton Financial Corporation

             For the six month periods ended March 31, 2000 and 1999


5.       Earnings Per Share

         Basic  earnings  per share for the six and three  month  periods  ended
         March  31,  2000  is  computed   based  on  4,405,671   and   4,406,457
         weighted-average shares outstanding, respectively.

         Basic  earnings  per share for the six and three  month  periods  ended
         March  31,  1999  is  computed   based  on  4,391,514   and   4,391,283
         weighted-average shares outstanding, respectively.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,578,633 and 4,561,211 for the six and three month periods ended March 31, 2000, respectively, and 4,610,126 and 4,615,395 for the six and three month periods ended March 31, 1999, respectively.

         Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 172,962 and 154,754 for the six and three month periods ended March 31, 2000, and 218,612 and 224,112 for the six and three month periods ended March 31, 1999, respectively.

         Options to purchase 194,000 and 134,000 shares of common stock with a weighted-average exercise price of $12.56 and $13.25 were outstanding at March 31, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 1999 to March 31, 2000

At March 31, 2000, the Corporation had total assets of $480.6 million, an increase of approximately $14.3 million, or 3.1%, over the level at September 30, 1999. The growth in assets was funded by an increase in Federal Home Loan Bank ("FHLB") advances of $15.5 million and undistributed net earnings of $1.0 million, which were partially offset by a decrease in deposits of $1.7 million.

Cash and cash equivalents increased by $3.6 million, or 172.0%, during the six months ended March 31, 2000.

Investment securities totaled approximately $23.0 million at March 31, 2000, an increase of approximately $599,000, or 2.7%, over September 30, 1999 levels, as purchases of $1.3 million exceeded maturities and called securities of $500,000 during the period.

Mortgage-backed securities totaled approximately $13.3 million at March 31, 2000, a decrease of approximately $681,000, or 4.9%, since September 30, 1999, primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $423.4 million at March 31, 2000, an increase of approximately $9.8 million, or 2.4%, over the level at September 30, 1999. The increase resulted primarily from loan originations of $72.1 million, which were partially offset by loan sales of $23.0 million and principal repayments of $39.2 million.

At March 31, 2000, the allowance for loan losses of Winton Savings totaled $1.0 million, an increase of $78,000 from the level maintained at September 30, 1999. At March 31, 2000, the allowance represented approximately 0.23% of the total loan portfolio and 217.3% of total nonperforming loans. Nonperforming loans totaled $465,000 and $246,000 at March 31, 2000 and September 30, 1999,
respectively. At March 31, 2000, the ratio of total nonperforming loans to total loans amounted to 0.11% compared to 0.06% at September 30, 1999. Although management believes that its allowance for loan losses at March 31, 2000 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $310.4 million at March 31, 2000, a decrease of $1.7 million, or 0.5%, from September 30, 1999 levels. Deposits declined during the first fiscal quarter ended December 31, 1999, by $4.9 million and increased during the second fiscal quarter ended March 31, 2000, by $3.3 million. The increase during the current quarter resulted primarily from a special fifteen month, 7.0%, certificate offered during the quarter.

Advances from the FHLB totaled $132.1 million at March 31, 2000, an increase of $15.5 million, or 13.3%, over September 30, 1999 levels. Proceeds from advances have generally been utilized to fund the growth in the loan portfolio.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1999 to March 31, 2000 (continued)

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 2000, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six Month Periods ended March 31, 2000 and 1999

General

The Corporation recorded net earnings for the six months ended March 31, 2000, totaling $1.7 million, compared to $2.1 million in net earnings for the same period in 1999, a decrease of $419,000, or 19.6%. The decreased earnings resulted primarily from a $796,000 decline in other income and a $121,000 increase in general, administrative and other expense, which were partially offset by a $292,000 increase in net interest income, a $204,000 decrease in the provision for federal income taxes and a $2,000 decrease in the provision for losses on loans.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $1.9 million, or 12.7%, for the six months ended March 31, 2000, compared to the same period in 1999. The increase resulted primarily from a $51.9 million increase in the weighted-average portfolio outstanding year to year, partially offset by a 6 basis point decrease in yield, to 7.83% for six months ended March 31, 2000.

Interest income on investment securities and interest-bearing deposits and other decreased by $58,000, or 6.6%, for the six months ended March 31, 2000, compared to the same period in 1999. The decrease resulted from a decrease in yield of 45 basis points, which was partially offset by a $274,000 increase in the average balance outstanding for the six months ended March 31, 2000.

Interest expense on deposits increased by $81,000, or 1.1%, for the six months ended March 31, 2000, compared to the same period in 1999. The increase was primarily attributable to a $3.9 million increase in weighted-average deposits outstanding year to year. The weighted-average cost of deposits decreased during the periods, amounting to 4.92% for the six months ended March 31, 2000, compared to 4.93% for the same period in 1999.

Interest expense on borrowings increased by $1.5 million, or 65.6%, during the six months ended March 31, 2000, compared to the same period in 1999, primarily due to an increase of $48.5 million in the weighted-average balances of FHLB advances outstanding, and an increase in weighted-average cost of FHLB advances to 6.02% from 5.74% during the six month periods ended March 31, 2000 and 1999.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods ended March 31, 2000 and 1999 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $292,000, or 4.8%, to $6.4 million for the six months ended March 31, 2000, compared to $6.1 million for the same period in 1999. The interest rate spread decreased by 21 basis points, to 2.46% for the six months ended March 31, 2000, while the net interest margin decreased by 21 basis points, to 2.78% for the six months ended March 31, 2000, compared to 2.99% for the six months ended March 31, 1999.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management elected to record a $45,000 provision for losses on loans during the six-month period ended March 31, 2000, compared to a provision of $47,000 recorded in the 1999 period. The current period provision primarily reflects the growth in the loan portfolio year to year. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $796,000, or 57.3%, for the six months ended March 31, 2000, compared to the 1999 period, due to an $875,000, or 87.4%, decrease in gain on sale of mortgage loans, a $34,000 decline in gain on sale of real estate acquired through foreclosure and a $19,000, or 5.8%, decline in other operating income, which were partially offset by an increase of $132,000 in mortgage servicing fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $121,000, or 2.9%, for the six months ended March 31, 2000, compared to the same period in 1999. The increase consisted of a $203,000, or 9.7%, increase in employee compensation and benefits and an $18,000, or 2.0%, increase in occupancy and equipment, an increase in advertising expenses of $56,000, or 41.2%, and a $3,000 increase in franchise tax expense, which were partially offset by a $156,000, or 18.8%, decrease in other operating expense and a $3,000, or 3.4%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits resulted primarily from a reduction in deferred salary cost due to a decrease in loan production volume coupled with normal merit increases.

Federal Income Taxes

The provision for federal income taxes amounted to $898,000 for the six months ended March 31, 2000, a decrease of $204,000, or 18.5%, from the same period in 1999. The decrease resulted primarily from a $623,000, or 19.2%, decrease in pretax earnings. The effective tax rates were 34.3% and 34.0% for the six month periods ended March 31, 2000 and 1999, respectively.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 2000 and 1999

General

The Corporation recorded net earnings for the three months ended March 31, 2000, totaling $827,000, compared to $1.0 million in net earnings for the same period in 1999, a decrease of $182,000, or 18.0%. The decreased earnings resulted primarily from a $242,000 decrease in other income and an $83,000 increase in general, administrative and other expense, which were partially offset by a $61,000 increase in net interest income, an $80,000 decrease in the provision for federal income taxes and a $2,000 decrease in the provision for loan losses.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $895,000, or 11.7%, for the three months ended March 31, 2000, compared to the same period in 1999. The increase resulted primarily from a $45.6 million increase in the weighted-average balance outstanding year to year. The average yield on the portfolio remained constant at 7.84% from period to period.

Interest income on investment securities and interest-bearing deposits and other increased by $7,000, or 1.7%, for the three months ended March 31, 2000, compared to the same quarter in 1999. The increase resulted from a $1.5 million increase in the average balance outstanding, offset by a decrease in yield of 20 basis points, to 5.70% for the three months ended March 31, 2000.

Interest expense on deposits increased by $92,000, or 2.5%, for the three months ended March 31, 2000 compared to the same period in 1999. The increase was primarily attributable to a $1.8 million increase in weighted-average deposits outstanding coupled with a 9 basis point increase in the weighted-average rate year to year. The weighted-average cost of deposits increased during the period, amounting to 4.92% and 4.86% for the three months ended March 31, 2000 and 1999, respectively.

Interest expense on borrowings increased by $749,000, or 62.4%, during the three months ended March 31, 2000, compared to the same period in 1999, primarily due to an increase of $41.6 million in the weighted-average balances of FHLB advances outstanding, coupled with an increase in the weighted-average cost of FHLB advances to 6.12% from 5.59% during the three month periods ended March 31, 2000 and 1999, respectively.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $61,000, or 1.9%, to $3.2 million for the three months ended March 31, 2000, compared to the same period in 1999. The interest rate spread decreased by 28 basis points, to 2.43% for the three months ended March 31, 2000, while the net interest margin decreased by 26 basis points, to 2.76% for the three months ended March 31, 2000, compared to 3.02% for the three months ended March 31, 1999.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended March 31, 2000 and 1999 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management elected to record a $22,000 provision for losses on loans during the three-month period ended March 31, 2000, compared to a provision of $24,000 recorded in the 1999 period. The current period provision reflects the growth in the loan portfolio year to year. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $242,000, or 43.9%, for the three months ended March 31, 2000, compared to the 1999 period, primarily due to a $249,000, or 76.6%, decrease in gain on sale of mortgage loans, a decrease of $34,000 in gain on sale of real estate acquired through foreclosure and a $4,000, or 2.5%, decline in other operating income, which was partially offset by a $45,000 increase in mortgage servicing fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $83,000, or 3.8%, for the three months ended March 31, 2000, compared to the same period in 1999. The increase consisted primarily of an $84,000, or 7.7%, increase in employee compensation and benefits, a $16,000, or 3.6%, increase in occupancy and equipment and a $46,000, or 67.6%, increase in advertising expense, which were partially offset by a $57,000, or 14.5%, decrease in other operating expense and an $8,000 decline in federal deposit insurance premiums. The increase in employee compensation and benefits resulted primarily from a reduction in deferred salary cost due to a decrease in loan production volume. The increase in occupancy and equipment expense resulted from costs associated with the new loan production office location in Western Hills.

Federal Income Taxes

The provision for federal income taxes amounted to $431,000 for the three months ended March 31, 2000, a decrease of $80,000, or 15.7%, from the same period in 1999. The decrease resulted primarily from a $262,000, or 17.2%, decrease in pretax earnings. The effective tax rates were 34.3% and 33.6% for the three month periods ended March 31, 2000 and 1999, respectively.

                          Winton Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K


          (a)  Exhibits

          27.1                              Financial Data Schedule for the Six
                                            Months Ended March 31, 2000

          27.2 Restated Financial Data Schedule for the Six Months Ended March 31, 1999



          (b)  Reports on Form 8-K:         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      May 12, 2000                         By: /s/Robert L. Bollin
       --------------------------                   -------------------
                                                    Robert L. Bollin
                                                    President





Date:      May 12, 2000                         By: /s/Jill M. Burke
       --------------------------                   ----------------
                                                    Jill M. Burke
                                                    Chief Financial Officer