Form 10-Q
period 2000-06-30
WINTON FINANCIAL CORP
filed 2000-08-11
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                                ---------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-18993
                    -------

                          WINTON FINANCIAL CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                          31-1303854
-------------------------------                     ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

                    5511 Cheviot Road, Cincinnati, Ohio 45247
-----------------------------------------------------------------------------
                     (Address of principal executive office)

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

Yes [X]           No  [   ]

As of August 11, 2000, the latest practicable date, 4,411,514 shares of the registrant's common stock, no par value, were issued and outstanding.










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

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         June 30,         September 30,
         ASSETS                                                                              2000                  1999

Cash and due from banks                                                                  $  1,677              $  1,647
Interest-bearing deposits in other financial institutions                                     793                   434
                                                                                          -------               -------
         Cash and cash equivalents                                                          2,470                 2,081

Investment securities available for sale - at market                                        3,096                 5,503
Investment securities held to maturity - at cost, approximate market value of $17,932 and $16,774 at June 30, 2000 and September 30, 1999,
  respectively                                                                             18,115                16,882
Mortgage-backed securities available for sale - at market                                     358                   410
Mortgage-backed securities held to maturity - at cost, approximate market value of $12,028 and $13,058 at June 30, 2000 and
  September 30, 1999, respectively                                                         12,536                13,533
Loans receivable - net                                                                    420,162               411,058
Loans held for sale - at lower of cost or market                                            3,601                 2,492
Office premises and equipment - net                                                         3,519                 3,708
Real estate acquired through foreclosure                                                      646                   492
Federal Home Loan Bank stock - at cost                                                      6,813                 5,925
Accrued interest receivable                                                                 3,316                 3,227
Prepaid expenses and other assets                                                             561                   433
Intangible assets - net                                                                       295                   341
Prepaid federal income taxes                                                                   -                    193
                                                                                          -------               -------

         Total assets                                                                    $475,488              $466,278
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $319,294               $312,072
Advances from the Federal Home Loan Bank                                                  118,389               116,532
Accounts payable on mortgage loans serviced for others                                        812                   838
Advance payments by borrowers for taxes and insurance                                         193                 1,023
Other liabilities                                                                           1,562                 1,990
Accrued federal income taxes                                                                   99                    -
Deferred federal income taxes                                                               1,613                 1,683
                                                                                          -------               -------
         Total liabilities                                                                441,962               434,138

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued and outstanding                                               -                     -
  Common stock - 18,000,000 shares without par value
    authorized; 4,411,514 and 4,403,714 shares outstanding
    at June 30, 2000 and September 30, 1999, respectively                                      -                     -
  Additional paid-in capital                                                                9,969                 9,917
  Retained earnings - restricted                                                           23,229                21,619
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                              328                   604
                                                                                          -------               -------
         Total shareholders' equity                                                        33,526                32,140
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $475,488              $466,278
                                                                                          =======               =======


                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                                                   Nine months ended                 Three months ended
                                                                        June 30,                          June 30,
                                                                   2000           1999              2000           1999
Interest income
  Loans                                                         $25,058        $22,265            $8,490         $7,685
  Mortgage-backed securities                                        586            676               195            208
  Investment securities                                             906            891               289            291
  Interest-bearing deposits and other                               330            395               121            111
                                                                 ------         ------             -----          -----
         Total interest income                                   26,880         24,227             9,095          8,295

Interest expense
  Deposits                                                       11,668         11,339             4,052          3,804
  Borrowings                                                      5,648          3,556             1,914          1,301
                                                                 ------         ------             -----          -----
         Total interest expense                                  17,316         14,895             5,966          5,105
                                                                 ------         ------             -----          -----

         Net interest income                                      9,564          9,332             3,129          3,190

Provision for losses on loans                                        83            145                38             98
                                                                 ------         ------             -----          -----

         Net interest income after provision
           for losses on loans                                    9,481          9,187             3,091          3,092

Other income
  Gain on sale of mortgage loans                                    267          1,211               141            210
  Mortgage-servicing fees                                           225             75                70             51
  Gain on sale of investments                                         8             -                  8             -
  Gain on sale of real estate acquired through
    foreclosure                                                      -              70                -              36
  Other operating                                                   476            489               165            160
                                                                 ------         ------             -----          -----
         Total other income                                         976          1,845               384            457

General, administrative and other expense
  Employee compensation and benefits                              3,372          3,210             1,086          1,127
  Occupancy and equipment                                         1,347          1,367               440            478
  Franchise taxes                                                   275            271                92             91
  Federal deposit insurance premiums                                125            133                39             45
  Amortization of intangible assets                                  46             46                15             15
  Advertising                                                       259            197                67             60
  Other operating                                                   973          1,162               297            331
  Merger-related expenses                                            -           1,574                -           1,574
                                                                 ------         ------             -----          -----
         Total general, administrative and other expense          6,397          7,960             2,036          3,721
                                                                 ------         ------             -----          -----

         Earnings (loss) before income taxes                      4,060          3,072             1,439           (172)

Federal income taxes
  Current                                                         1,315          1,152               457            (33)
  Deferred                                                           77             14                37             97
                                                                 ------         ------             -----          -----
         Total federal income taxes                               1,392          1,166               494             64
                                                                 ------         ------             -----          -----

         NET EARNINGS (LOSS)                                    $ 2,668        $ 1,906            $  945         $ (236)
                                                                 ======         ======             =====          =====

         EARNINGS (LOSS) PER SHARE
           Basic                                                   $.61           $.43              $.21          $(.05)
                                                                    ===            ===               ===           ====

           Diluted                                                 $.58           $.42              $.21          $(.05)
                                                                    ===            ===               ===           ====

         Dividends per share                                      $0.24         $0.219             $0.08         $0.075
                                                                   ====          =====              ====          =====


                          Winton Financial Corporation

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)


                                                                       Nine months ended              Three months ended
                                                                             June 30,                       June 30,
                                                                       2000         1999              2000         1999
Net earnings (loss)                                                  $2,668       $1,906              $945        $(236)

Other comprehensive income (loss), net of tax:
  Reclassification adjustment for realized gains included in earnings, net of tax of $3 for the nine and three months
    ended June 30, 2000                                                  (5)          -                 (5)          -

  Unrealized holding losses on securities during the period, net of tax of $(145), $(110), $(66) and $(35) in the
    respective periods                                                 (271)        (213)             (174)         (68)
                                                                      -----        -----               ---         ----

Comprehensive income (loss)                                          $2,392       $1,693              $816        $(304)
                                                                      =====        =====               ===         ====

Accumulated comprehensive income                                     $  328       $  377              $328        $ 377
                                                                      =====        =====               ===         ====



                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)
                                                                                               2000                1999
Cash flows from operating activities:
  Net earnings for the period                                                               $ 2,668             $ 1,906
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments and
      mortgage-backed securities                                                                 41                  48
    Amortization of deferred loan origination fees                                              (36)                (78)
    Depreciation                                                                                405                 396
    Amortization of intangible assets                                                            46                  46
    Gain on sale of mortgage loans                                                             (188)             (1,022)
    Provision for losses on loans                                                                83                 145
    Loans disbursed for sale in the secondary market                                        (36,777)            (81,481)
    Proceeds from sale of loans in the secondary market                                      35,856              85,726
    Loss on merger-related disposition of office premises and equipment                          -                  174
    Gain on sale of real estate acquired through foreclosure                                     -                  (70)
    Gain on sale of investment securities                                                        (8)                 -
    Federal Home Loan Bank stock dividends                                                     (345)               (248)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                      (68)                (13)
      Accrued interest receivable on mortgage-backed securities                                   2                  24
      Accrued interest receivable on investments                                                (23)                 19
      Prepaid expenses and other assets                                                        (128)                 51
      Accounts payable on mortgage loans serviced for others                                    (26)                (87)
      Other liabilities                                                                        (428)                586
      Federal income taxes
        Current                                                                                 292                (419)
        Deferred                                                                                 77                  14
                                                                                             ------              ------
         Net cash provided by operating activities                                            1,443               5,717

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                          1,022               2,239
  Proceeds from maturity of investment securities                                                -                7,800
  Proceeds from maturity of investment securities designated as
    available for sale                                                                          500                 100
  Proceeds from sales of investment securities designated as available for sale               1,500                  -
  Purchase of investment securities designated held to maturity                              (1,255)             (9,076)
  Loan principal repayments                                                                  64,870              95,452
  Loan disbursements                                                                        (74,021)           (152,531)
  Proceeds from the sale of real estate acquired through foreclosure                             -                  403
  Purchase of office premises and equipment                                                    (202)               (467)
  Additions to real estate acquired through foreclosure                                        (168)                 -
  Purchase of Federal Home Loan Bank stock                                                     (543)               (499)
                                                                                             ------              ------
         Net cash used in investing activities                                               (8,297)            (56,579)
                                                                                             ------              ------

         Net cash used in operating and investing
           activities (balance carried forward)                                              (6,854)            (50,862)
                                                                                             ------              ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                               2000                1999
         Net cash used in operating and investing
           activities (balance brought forward)                                             $(6,854)           $(50,862)

Cash flows from financing activities:
  Net increase in deposit accounts                                                            7,222              12,969
  Proceeds from Federal Home Loan Bank advances                                              54,350              49,000
  Repayment of Federal Home Loan Bank advances                                              (52,493)            (13,713)
  Advances by borrowers for taxes and insurance                                                (830)               (625)
  Proceeds from exercise of stock options                                                        52                  46
  Dividends paid on common stock                                                             (1,058)               (961)
                                                                                             ------             -------
         Net cash provided by financing activities                                            7,243              46,716
                                                                                             ------             -------

Net increase (decrease) in cash and cash equivalents                                            389              (4,146)

Cash and cash equivalents at beginning of period                                              2,081               7,076
                                                                                             ------             -------

Cash and cash equivalents at end of period                                                  $ 2,470            $  2,930
                                                                                             ======             =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                                    $ 1,027            $  1,580
                                                                                             ======             =======

    Interest on deposits and borrowings                                                     $17,249            $ 14,699
                                                                                             ======             =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                          $   168            $    233
                                                                                             ======             =======

  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                              $  (276)           $   (213)
                                                                                             ======             =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                            $    79            $    189
                                                                                             ======             =======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the nine month periods ended June 30, 2000 and 1999


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 1999. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and its wholly-owned subsidiary, The Winton Savings and Loan Co. ("Winton Savings" or the "Company"). All significant intercompany items have been eliminated.

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

                          Winton Financial Corporation

             For the nine month periods ended June 30, 2000 and 1999


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

4.       Earnings (Loss) Per Share

         Basic  earnings  per share for the nine and three month  periods  ended
         June  30,  2000  is  computed   based  on   4,407,591   and   4,411,514
         weighted-average shares outstanding, respectively.

         Basic  earnings  (loss) per share for the nine and three month  periods ended June 30, 1999 is computed based on 4,393,052 and 4,396,591 weighted-average shares outstanding, respectively.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,561,925 and 4,532,980 for the nine and three month periods ended June 30, 2000, and 4,583,924 and 4,396,591 for the nine and three month periods ended June 30, 1999, respectively.

         Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 154,334 and 121,466 for the nine and three month periods ended June 30, 2000, and 190,872 for the nine month period ended June 30, 1999. There were no incremental shares related to the assumed exercise of stock options for the three month period ended June 30, 1999.

         Options to purchase 193,000 and 134,000 shares of common stock with a weighted-average exercise price of $12.55 and $13.25 were outstanding at June 30, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial  Condition  Changes from  September 30, 1999 to June 30,
2000

At June 30, 2000, the Corporation had total assets of $475.5 million, an increase of approximately $9.2 million, or 2.0%, over the level at September 30, 1999. The growth in assets was funded by an increase in deposits of $7.2 million, an increase in Federal Home Loan Bank ("FHLB") advances of $1.9 million, or 1.6%, and undistributed net earnings of $1.6 million, which were partially offset by a decrease in other liabilities of $428,000.

Cash and cash equivalents totaled $2.5 million at June 30, 2000, an increase of $389,000, or 18.7%, over the balance at September 30, 1999. Investment securities totaled approximately $21.2 million at June 30, 2000, a decrease of approximately $1.2 million, or 5.2%, from September 30, 1999 levels, as sales of securities designated as available for sale and maturities and called securities of $2.0 million exceeded purchases of $1.3 million. Additionally, investment securities designated as available for sale declined in market value by approximately $400,000.

Mortgage-backed securities totaled approximately $12.9 million at June 30, 2000, a decrease of approximately $1.0 million, or 7.5%, since September 30, 1999, primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $423.8 million at June 30, 2000, an increase of approximately $10.2 million, or 2.5%, over the level at September 30, 1999. The increase resulted primarily from loan originations of $110.8 million, which were partially offset by loan sales of $35.6 million and principal repayments of $64.9 million. Loan originations during the nine month period ended June 30, 2000, were comprised predominately of one- to four-family loans.

At June 30, 2000, the allowance for loan losses of Winton Savings totaled $1.0 million, an increase of $66,000 over the level maintained at September 30, 1999. At June 30, 2000, the allowance represented approximately 0.23% of the total loan portfolio and 101.42% of total nonperforming loans. Nonperforming loans totaled $1.2 million and $246,000 at June 30, 2000 and September 30, 1999, respectively. At June 30, 2000, the ratio of total nonperforming loans to total loans amounted to 0.27% compared to 0.06% at September 30, 1999. It is management's belief that such nonperforming loans are adequately collateralized and no loss is anticipated. Although management believes that its allowance for loan losses at June 30, 2000 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $319.3 million at June 30, 2000, an increase of $7.2 million, or 2.3%, over September 30, 1999 levels. Deposits declined during the first fiscal quarter ended December 31, 1999, by $4.9 million and increased during the second and third fiscal quarters by $12.1 million. The increase during the second and third quarters resulted primarily from special certificates of deposit offered at fifteen to twenty-four month maturities with yields between 7.00% and 7.25%.

Advances from the FHLB totaled $118.4 million at June 30, 2000, an increase of $1.9 million, or 1.6%, over September 30, 1999 levels. Proceeds from advances and deposit growth have generally been utilized to fund the growth in the loan portfolio.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 1999 to June 30, 2000 (continued)

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 2000, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods ended June 30, 2000 and 1999

General

The Corporation recorded net earnings for the nine months ended June 30, 2000, totaling $2.7 million, compared to $1.9 million in net earnings for the same period in 1999. In the 1999 fiscal third quarter, Winton recorded a one-time after-tax charge of $1.2 million for costs associated with the BenchMark Federal Savings Bank merger accounted for as a pooling-of-interests. Before consideration of these merger costs, net earnings amounted to $3.1 million. The decrease in earnings for the nine months ended June 30, 2000, compared to net earnings for the same period in 1999, before merger related charges, of $455,000, or 14.6%, resulted primarily from an $869,000 decline in other income, an $11,000 increase in general, administrative and other expense and a $226,000 increase in the provision for federal income taxes, which were partially offset by a $232,000 increase in net interest income and a $62,000 decline in the provision for loan losses.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $2.7 million, or 11.8%, for the nine months ended June 30, 2000, compared to the same period in 1999. The increase resulted primarily from a $44.0 million, or 11.3%, increase in the weighted-average portfolio outstanding year to year, and a 4 basis point increase in yield, to 7.88% for nine months ended June 30, 2000.

Interest income on investment securities and interest-bearing deposits and other decreased by $50,000, or 3.9%, for the nine months ended June 30, 2000, compared to the same period in 1999. The decrease resulted primarily from a $1.1 million, or 3.7%, decrease in the average balance outstanding for the nine months ended June 30, 2000.

Interest expense on deposits increased by $329,000, or 2.9%, for the nine months ended June 30, 2000, compared to the same period in 1999. The increase was primarily attributable to a $3.1 million, or 1.0%, increase in the balance of weighted-average deposits outstanding year to year and an increase in the weighted-average cost of deposits during the periods, to 4.98% from 4.89% during the nine month periods ended June 30, 2000 and 1999, respectively.

Interest expense on borrowings increased by $2.1 million, or 58.8%, during the nine months ended June 30, 2000, compared to the same period in 1999, primarily due to an increase of $37.6 million in the weighted-average balance of FHLB advances outstanding, and an increase in weighted-average cost of FHLB advances to 6.17% from 5.62% during the nine month periods ended June 30, 2000 and 1999, respectively.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended June 30, 2000 and 1999 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $232,000, or 2.5%, to $9.6 million for the nine months ended June 30, 2000, compared to $9.3 million for the same period in 1999. The interest rate spread decreased by 21 basis points, to 2.42% for the nine months ended June 30, 2000, while the net interest margin decreased by 21 basis points, to 2.75% for the nine months ended June 30, 2000, compared to 2.96% for the nine months ended June 30, 1999.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management elected to record an $83,000 provision for losses on loans during the nine-month period ended June 30, 2000, compared to a provision of $145,000 recorded in the 1999 period. The current period provision primarily reflects the growth in the loan portfolio year to year. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $869,000, or 47.1%, for the nine months ended June 30, 2000, compared to the 1999 period, due to a $944,000, or 78.0%, decrease in gain on sale of mortgage loans and the effects of a $70,000 gain on sale of real estate acquired through foreclosure recorded in the 1999 period, which were partially offset by an increase of $150,000 in mortgage servicing fees and a gain on sale of investments of $8,000. The decrease in gain on sale of loans resulted primarily from a $49.0 million, or 57.9%, decline in sales volume year to year, due to the overall increase in interest rates during the period. The increase in net mortgage servicing fees generally reflects the effects of a reduction in amortization of capitalized mortgage servicing rights year to year.

General, Administrative and Other Expense

General, administrative and other expense increased by $11,000, or 0.2%, for the nine months ended June 30, 2000, compared to the same period in 1999, excluding the $1.6 million of one-time pre-tax merger related charges. The increase consisted of a $162,000, or 5.0%, increase in employee compensation and benefits expense and a $62,000, or 31.5%, increase in advertising expense, which were partially offset by a $189,000, or 16.3%, decrease in other operating expenses and a $20,000 decrease in occupancy and equipment. The increase in employee compensation and benefits resulted primarily from a reduction in deferred salary cost due to a decrease in loan production volume coupled with normal merit increases. The decreases in occupancy and equipment and other operating expense were attributable to efficiencies attained through the acquisition of BenchMark.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods ended June 30, 2000 and 1999 (continued)

Federal Income Taxes

The provision for federal income taxes amounted to $1.4 million for the nine months ended June 30, 2000, an increase of $226,000, or 19.4%, over the same period in 1999. The increase resulted primarily from a $988,000, or 32.2%, increase in pretax earnings, coupled with the effects of nondeductible merger-related expenses included in the 1999 period. The effective tax rates were 34.3% and 38.0% for the nine month periods ended June 30, 2000 and 1999, respectively.


Comparison of Operating Results for the Three Month Periods ended June 30, 2000 and 1999

General

The Corporation recorded net earnings for the three months ended June 30, 2000, totaling $945,000, compared to a net loss of $236,000 for the same period in 1999. In the 1999 fiscal third quarter, Winton recorded a $1.2 million one-time after-tax charge associated with the BenchMark Federal Savings Bank merger. Before consideration of the merger related costs, net earnings amounted to $981,000 for the quarter ended June 30, 1999. The decreased earnings resulted primarily from a $73,000 decrease in other income and a $61,000 decrease in net interest income, which were partially offset by a $111,0000 decrease in general, administrative and other expense, and a $60,000 decrease in the provision for loan losses.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $792,000, or 10.0%, for the three months ended June 30, 2000, compared to the same period in 1999. The increase resulted primarily from a $28.7 million, or 7.0%, increase in the weighted-average balance outstanding and a 21 basis point increase in average yield, to 7.95% for the three months ended June 30, 2000.

Interest income on investment securities and interest-bearing deposits and other increased by $8,000, or 2.0%, for the three months ended June 30, 2000, compared to the same quarter in 1999. The increase resulted from an increase in yield of 20 basis points, to 5.68% for the three months ended June 30, 2000. The average balance declined by $484,000, period to period.

Interest expense on deposits increased by $248,000, or 6.5%, for the three months ended June 30, 2000 compared to the same period in 1999. The increase was primarily attributable to a $397,000 increase in weighted-average deposits outstanding, coupled with a 31 basis point increase in the weighted-average rate year to year. The weighted-average cost of deposits increased during the period, amounting to 5.13% and 4.82% for the three months ended June 30, 2000 and 1999, respectively.

Interest expense on borrowings increased by $613,000, or 47.1%, during the three months ended June 30, 2000, compared to the same period in 1999, primarily due to an increase of $24.6 million, or 25.6%, in the weighted-average balances of FHLB advances outstanding, coupled with an increase in the weighted-average cost of FHLB advances, to 6.35% from 5.43% during the three month periods ended June 30, 2000 and 1999, respectively.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended June 30, 2000 and 1999 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $61,000, or 1.9%, to $3.1 million for the three months ended June 30, 2000, compared to the same period in 1999. The interest rate spread decreased by 27 basis points, to 2.35% for the three months ended June 30, 2000, while the net interest margin decreased by 23 basis points, to 2.69% for the three months ended June 30, 2000, compared to 2.92% for the three months ended June 30, 1999.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management elected to record a $38,000 provision for losses on loans during the three-month period ended June 30, 2000, compared to a provision of $98,000 recorded in the 1999 period. The current period provision reflects the growth in the loan portfolio year to year. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income decreased by $73,000, or 16.0%, for the three months ended June 30, 2000, compared to the 1999 period, primarily due to a $69,000, or 32.9%, decrease in gain on sale of mortgage loans, coupled with the effects of a $36,000 gain on sale of real estate acquired through foreclosure recorded in the 1999 period, which were partially offset by a $19,000 increase in mortgage servicing fees, an $8,000 increase in gain on sale of investments and a $5,000 increase in other operating income.

General, Administrative and Other Expense

General, administrative and other expense decreased by $111,000, or 5.2%, for the three months ended June 30, 2000, compared to the same period in 1999, excluding the $1.6 million of one-time pre-tax merger related charges. The decrease consisted of a $41,000, or 3.6%, decline in employee compensation and benefits, a $38,000 decrease in occupancy and equipment and a $34,000 decrease in other operating expenses. The decline in employee compensation and benefits was attributable to the decrease in staffing levels year to year following the BenchMark merger, which was partially offset by a decline in deferred salary expense attendant to the decrease in loan origination volume. The decrease in occupancy and equipment and other operating expense generally reflects the efficiencies gained through the BenchMark merger.

Federal Income Taxes

The provision for federal income taxes amounted to $494,000 for the three months ended June 30, 2000, an increase of $430,000 over the same period in 1999. The increase resulted primarily from a $1.6 million increase in pretax earnings, which was partially offset by the effects of nondeductible merger expenses recorded in the 1999 quarter. The effective tax rates were 34.3% and 37.2% for the three month periods ended June 30, 2000 and 1999, respectively.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K


          (a)  Exhibits

                 27 Financial Data Schedule for the Nine Months Ended June 30, 2000



          (b)  Reports on Form 8-K:        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 11, 2000                        By: /s/Robert L. Bollin
       ----------------------------                   ------------------------
                                                      Robert L. Bollin
                                                      President





Date:      August 11, 2000                        By: /s/Jill M. Burke
       ----------------------------                   ------------------------
                                                      Jill M. Burke
                                                      Chief Financial Officer