Form 10-K
period 2000-09-30
WINTON FINANCIAL CORP
filed 2000-12-21
CIK 857907

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

           For the Fiscal Year September 30, 2000
                                 OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

           For the transition period from ______________to___________________

                        Commission File Number: 0-18993

                          WINTON FINANCIAL CORPORATION
                        --------------------------------
                 (Name of small business issuer in its charter)
            Ohio                                              31-1303854
   -------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                    5511 Cheviot Road, Cincinnati, Ohio 45247
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (513) 385-3880

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                               ------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the issuer's revenues for its most recent fiscal year:  $37.3 million

Based upon the last sale price quoted by The American Stock Exchange as of December 18, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was $41.4 million.

At December 18, 2000 there were 4,420,014 of the Registrant's Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB:     Safe  Harbor Under the  Private Securities Litigation
                           Reform Act of 1995 in Exhibit 99.1.
Part II of Form 10-KSB:    Portions of the Annual Report to Shareholders for the
                           fiscal year ended September 30, 2000, in Exhibit 13.
Part III of Form 10-KSB:   Proxy   Statement   for   2001   Annual   Meeting  of
                           Shareholders in Exhibit 20.

                                     PART I

Item 1.          Description of Business

General

        Winton Financial Corporation, an Ohio corporation ("WFC"), owns all of the issued and outstanding common shares of The Winton Savings and Loan Co., a savings and loan association incorporated under the laws of the State of Ohio ("Winton"). As a unitary savings and loan holding company, WFC, through Winton, is engaged in the savings and loan business.

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

        Winton conducts business from a loan production office in Western Hills, Ohio, and its seven full-service offices in Hamilton County, Ohio, and serves a market area which includes the Ohio counties of Hamilton, Butler, Clinton, Clermont, Montgomery, Brown, Adams, Franklin and Warren, the Indiana counties of Ripley, Franklin, Union and Dearborn and the Kentucky counties of Boone, Campbell, Gallatin and Kenton.

        As a savings and loan holding company, WFC is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As an Ohio savings and loan association, Winton is subject to regulation, supervision and examination by the OTS, the FDIC and the Ohio Division of Financial Institutions (the "Division"). Winton is also a member of the FHLB of Cincinnati.

Forward-Looking Statements

        When used in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions generally and in Winton's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Winton's market area and competition. Factors listed above could affect WFC's financial performance and could cause WFC's actual results for future periods to differ materially from any statements expressed with respect to future periods. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995," which is incorporated herein by reference.

        WFC does not undertake, and specifically disclaims any obligation, to revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

        General. Winton's principal lending activity involves the origination of conventional fixed-rate and variable-rate mortgage loans for the acquisition or construction of one- to four-family residences located in Winton's primary market area, and of nonresidential and multifamily loans, including construction and permanent mortgage loans on condominiums, multi-unit properties and commercial properties. Each of such loans is secured by a mortgage on the underlying property. Winton also originates loans insured by the Federal Housing Administration and guaranteed by the Veterans Administration, both of which Winton sells into the secondary market. In addition to residential and nonresidential real estate lending, Winton originates consumer loans, including passbook, automobile, home improvement and home equity line of credit loans.

         Loan Portfolio CompositionLoan Portfolio Composition. The following table sets forth certain information concerning the composition of Winton's loan portfolio at the dates indicated:

                                                                           At September 30,
                                                        2000                     1999                    1998
                                                        -----                    -----                   -----
                                                  Amount          %        Amount          %        Amount        %
                                                  ------         ---       ------         ---       ------       ---
                                                                        (Dollars in thousands)
Real estate loans:
   One- to four-family (1)                        $223,698       53.8%     $226,586       54.8%     $189,915      54.1%
   Multifamily                                      77,870       18.7        80,309       19.4        76,399      21.7
   Land and lot                                      3,502         .8         4,546        1.1         5,941       1.7
   Nonresidential                                   75,127       18.1        74,233       17.9        56,294      16.0
Construction loans (2)                              37,638        9.1        32,655        7.9        30,066       8.6
Consumer and other loans (3)                        15,241        3.7        11,709        2.8         8,403       2.4
                                                   -------      -----       -------      -----       -------     -----
                                                   433,076      104.2       430,038      103.9       367,018     104.5
Less:
  Loans in process                                 (16,046)      (3.9)      (15,070)      (3.6)      (14,321)     (4.1)
  Deferred loan origination fees                      (583)       (.1)         (486)       (.1)         (411)      (.1)
  Allowance for loan losses                         (1,000)       (.2)         (932)       (.2)         (917)      (.3)
                                                   -------      -----       -------      -----       -------     -----

    Total loans                                   $415,447      100.0%     $413,550      100.0%     $351,369     100.0%
                                                   =======      =====       =======      =====       =======     =====

-----------------------------

(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2)  Includes   loans   secured   by   one-to   four-family,   multifamily   and
     nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.


        Loan Maturity. The following table sets forth certain information, as of September 30, 2000, regarding the dollar amount of loans maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.

                                                                     Due over        Due over
                                                                    3 years to      5 years to       Due over
                                 Due in     Due in      Due in    5 years after   10 years after  10 years after
                                  2001       2002        2003         9/30/00         9/30/00         9/30/00       Total
                                 ------     ------      -------   -------------   --------------  --------------    -----
                                                                       (In thousands)
Real estate loans:
   One- to-four family (1)       $17,365     $   394   $   689        $  1,796         $17,293        $186,161     $223,698
   Multifamily                     1,740          10     2,034             435          10,270          63,381       77,870
   Land and lot                      263         250       263           1,713              78             935        3,502
   Nonresidential                    709         401       304           2,554          18,377          52,782       75,127
Construction loans (2)            35,320       1,439         -             879               -               -       37,638
Consumer and other loans (3)       7,030         569     1,448           3,648           1,197           1,349       15,241
                                  ------       -----     -----          ------          ------         -------    ---------
Total                            $62,427      $3,063    $4,738         $11,025         $47,215        $304,608     $433,076
                                  ======       =====     =====          ======          ======         =======     ========

-----------------------------

(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2)  Includes   loans   secured   by   one-to   four-family,   multifamily   and
     nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.

        The following table sets forth, at September 30, 2000, the dollar amount of all loans, before net items, that have predetermined interest rates and floating or adjustable interest rates:

                                                       Predetermined          Floating or
                                                              rates         adjustable rates
                                                       -------------        ----------------
                                                                 (In thousands)
Real estate loans:
   One- to-four family                                    $152,202               $71,496
   Multifamily                                              30,570                47,300
   Land and lot                                                215                 3,287
   Nonresidential                                           54,862                20,265
Construction loans                                          22,793                14,845
Consumer and other loans                                     8,564                 6,677
                                                           -------               -------
     Total                                                $269,206              $163,870
                                                           =======               =======

        One- to Four-Family Real Estate LoansOne- to Four-Family Residential Real Estate Loans. The primary lending activity of Winton is the origination of conventional loans secured by one- to four-family residential properties located within Winton's primary market area. At September 30, 2000, a total of $223.7 million, or approximately 53.8%, of Winton's total loans consisted of one- to four-family residential real estate loans. The outstanding balance of Winton's largest one- to four-family real estate loan was $492,000 at September 30, 2000.

        Subject to OTS regulations regarding safety and soundness, there are no limits on the aggregate amount of assets Winton may invest in one- to four-family loans. OTS regulations and Ohio law limit the amount which Winton may lend to a single borrower in relationship to the appraised value of the real estate and improvements thereon at the time of loan origination. In accordance with such regulations, Winton makes loans on single-family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Winton also makes loans over the 95% LTV, though most of those loans are sold in the secondary market with recourse. Generally, Winton requires private mortgage insurance and/or charges premium interest rates for loans over 80% LTV.

        Winton offers fixed interest rates on its one- to four-family real estate loans with terms of up to 30 years. Winton also offers mortgage loans with adjustable interest rates ("ARMs") with adjustment periods of generally one or three years. Winton determines the interest rates initially charged on ARMs and the new rate at each adjustment date by adding a stated margin to the one-year or three-year United States Treasury bill rate at the time it originates the loan. Winton sets the initial interest rate for a three-year ARM slightly higher than for the one-year ARM to compensate for the increased exposure to risk resulting from interest-rate fluctuations during the adjustment period. The maximum adjustment at each adjustment date for one-year ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan. The maximum adjustment on three-year ARMs presently originated by Winton is 2% at each adjustment date, with a maximum adjustment of 6% over the life of the loan. None of Winton's ARMs have negative amortization features.

        The one- to four-family real estate mortgage loans offered by Winton are usually originated for terms of 10 to 30 years. Due to the general long-term nature of an investment in mortgage loans, such loans could have an adverse effect upon the earnings spread of an association if such loans do not reprice as quickly as the association's cost of funds. To minimize such effect, Winton emphasizes the origination of ARMs. Furthermore, experience during recent years reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

        At September 30, 2000, Winton had nonperforming loans totaling $942,000 in its one- to four-family portfolio. Winton considers a loan nonperforming when, in the opinion of management, the collection of additional interest on the loan is unlikely, the loan meets non-accrual criteria as established by regulatory authorities, or the loan is accruing interest but is more than 90 days past due.

        Multifamily Real Estate LoansMultifamily Residential Real Estate Loans. Winton originates adjustable- and fixed-rate loans secured by multifamily properties containing over four units. At September 30, 2000, a total of $77.9 million, or approximately 18.7%, of Winton's total loans consisted of multifamily real estate loans. The outstanding balance of Winton's largest multifamily real estate loan was $3.0 million at September 30, 2000.

        Multifamily loans generally have terms of up to 25 years and a maximum LTV of 80%. Adjustable-rate multifamily residential loans are currently made with the same adjustment schedules, indexes and caps as for one- to four-family residential ARMs, with a margin of 3% over the index.

        Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Winton attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Winton requires that the borrower agrees to submit rent rolls and financial statements annually to enable Winton to monitor the loan.

        At September 30, 2000, Winton had no nonperforming loans in its multifamily real estate portfolio.

        Land and Lot Loans. Winton originates loans to individuals and to builders secured by mortgages on unimproved developed real estate upon which residential properties will be constructed. At September 30, 2000, a total of $3.5 million, or approximately .8%, of Winton's total loans consisted of land and lot loans. Ohio regulations limit the amount of any land and lot loan for a single person to two percent of total assets of the association. The outstanding balance of Winton's largest land and lot loan was $247,000, or .8% of Winton's total assets, at September 30, 2000. A developed building lot loan is generally made for a 20-year term with a five-year balloon payment of principal due upon expiration of the loan term and generally a maximum LTV of 75%.

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

        At September 30, 2000, Winton had no nonperforming loans in its land and lot loan portfolio.

        Nonresidential Real Estate Loans. Winton originates real estate loans secured by nonresidential real estate, including loans secured by retail, office and other types of business facilities located in its primary market area. At September 30, 2000, a total of $75.1 million, or approximately 18.1%, of Winton's total loans consisted of nonresidential real estate loans. The outstanding balance of Winton's largest nonresidential real estate loan was $2.1 million at September 30, 2000.

        Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital and Ohio regulations limit the amount of nonresidential loans which an association may make to 20% of total assets. At September 30, 2000, Winton's nonresidential permanent mortgage loans totaled 212.5% of Winton's capital and 16.1% of Winton's total assets.

        In recent years, nonresidential real estate loans have been made primarily on an adjustable-rate basis, with loan terms generally up to a maximum of 25 years, although Winton has made a limited number of fixed-rate nonresidential real estate loans during that period. Winton typically originates these loans at a maximum 80% LTV. Adjustable-rate nonresidential real estate loans have the same adjustment schedules, index and caps as the residential ARMs described above in "One- to Four-Family Real Estate Loans."

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

        At September 30, 2000, Winton had one nonperforming loans totaling $220,000 in its nonresidential real estate portfolio.

        Construction Loans. Winton offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons constructing projects for investment purposes. At September 30, 2000, a total of $37.6 million, or approximately 9.1%, of Winton's total loans consisted of construction loans. The outstanding balance of Winton's largest construction loan was $2.5 million at September 30, 2000.

        Construction loans generally have terms ranging from 6 to 12 months at fixed and adjustable rates of interest over the construction period. Adjustable-rate construction loan products are adjusted based on changes to the prime rate. Residential construction loans and nonresidential construction loans are interim loans which are replaced by permanent fixed- or adjustable-rate loans at the end of the construction period. Such permanent loans may or may not be obtained from Winton.

        Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Winton advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by properties in its primary market area. The economy of such lending area has been relatively stable over the three years ended September 30, 2000.

        At September 30, 2000, Winton had no nonperforming loans in its construction loan portfolio.

        Consumer Loans. Winton originates various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, commercial loans, loans secured by stocks of publicly-traded companies, lines of credit to businesses secured by non-real estate assets and unsecured personal loans. At September 30, 2000, a total of $15.2 million, or 3.7%, of Winton's total loans consisted of consumer loans. The outstanding balance of Winton's largest consumer loan was $540,000 at September 30, 2000.

        Ohio regulations limit the amount of consumer loans which an association may make to 20% of total assets. At September 30, 2000, Winton's consumer loans represented approximately 3.3% of Winton's total assets.

        Consumer loans are generally made at fixed rates of interest consistent with the market rate for the type of collateral offered as security and for terms of from 90 days to five years.

        Consumer loans, particularly consumer loans that are unsecured or are secured by rapidly depreciating assets such as automobiles and mobile homes, entail greater risk than residential loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

        At September 30, 2000, Winton had three nonperforming loans totaling $65,000 in its consumer loan portfolio.

        Loan Solicitation and Processing. Winton develops loan originations from a number of sources, including commissioned loan originators, loan brokers, continuing business with depositors, other borrowers and real estate developers, solicitations by Winton's directors, officers and lending staff and walk-in customers.

        Winton's loan personnel take all loan applications for permanent mortgage loans. Winton obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. Generally, an independent fee appraiser approved by the Board of Directors will prepare an appraisal of the fair market value of the real estate which will be given as security for the loan. An environmental study is conducted only if the appraiser or management has reason to believe that an environmental problem may exist. For multifamily and nonresidential mortgage loans, Winton generally requires a personal guarantee. Winton also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted either to the Loan Committee and/or the Board of Directors or to the secondary market for approval or rejection. Any loan applications which are not accepted by the secondary market are reviewed and accepted or rejected by Winton's Loan Committee.

        If a mortgage loan application is approved, Winton obtains an attorney's opinion of title or a title insurance policy on the real estate which will secure the mortgage loan. Winton requires borrowers to carry fire and casualty insurance and flood insurance, if applicable, and to name Winton as an insured mortgagee.

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

        Loan Originations, Purchases and Sales. Winton has been actively originating new 30-year, 20-year and 15-year fixed-rate and adjustable-rate loans. Most residential fixed-rate loans made by Winton are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants. When Winton sells to the FHLMC or other secondary mortgage market participants, Winton generally releases servicing rights, but occasionally Winton retains the servicing on such loans by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC or other secondary mortgage market participants, net of a servicing fee.

        Winton sold $50.7 million of fixed-rate loans during fiscal 2000, compared to sales of $99.3 million in fiscal 1999 and $104.7 million in fiscal 1998.

        From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. During the fiscal years ended September 30, 2000, 1999 and 1998, Winton sold participation interests in loans totaling $903,000, $2.7 million and $6.7 million, respectively. Winton held participations in loans originated by other lenders of approximately $3.0 million at September 30, 2000. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans which Winton originates.

        The  following  table  presents   Winton's  mortgage  loan  origination,
purchase, sale and principal repayment activity for the periods indicated:

                                                                        Year ended September 30,
                                                       2000                       1999                        1998
                                                       -----                      -----                       -----
                                                Amount         %           Amount          %           Amount          %
                                                ------        ---          ------         ---          ------          ---
                                                                           (Dollars in thousands)
Loans originated:
   Real estate loans:
    One- to four-family:
      Fixed-rate                                $ 39,948      26.5%       $146,704        51.2%       $124,509        50.5%
      Adjustable-rate                             15,303      10.1          17,475         6.1          18,168         7.4
      FHA/VA                                       6,258       4.1           5,518         1.9           3,478         1.4
    Multifamily:
      Fixed-rate loans                               344        .2          15,477         5.4          15,455         6.3
      Adjustable-rate                              7,097       4.7           7,954         2.8          13,886         5.6
    Nonresidential, land and lot:
      Fixed-rate                                   4,641       3.1          15,978         5.6          16,879         6.8
      Adjustable-rate                              6,423       4.3           7,129         2.5           6,058         2.5
   Construction loans                             34,678      23.0          42,843        14.9          31,337        12.7
   Consumer and other loans (1)                   36,147      24.0          27,414         9.6          16,653         6.8
                                                 -------     -----         -------       -----         -------       -----

      Total loans originated                    $150,839     100.0%       $286,492       100.0%       $246,423       100.0%
                                                 =======     =====         =======       =====         =======       =====

Loans sold:
   Loans                                          50,746      98.3         $99,255        97.3%       $104,704        94.0%
   Participations                                    903       1.7           2,730         2.7           6,729         6.0
                                                 -------     -----         -------       -----         -------       -----
      Total                                     $ 51,649     100.0%       $101,985       100.0%       $111,433       100.0%
                                                 =======     =====         =======       =====         =======       =====

Principal repayments on loans                   $ 97,218                  $122,174                    $101,551
                                                 =======                   =======                     =======

----------------------------

(1) Consists primarily of auto and line of credit disbursements and change in loans in process.


        Federal Lending Limit. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis. Based on the 15% limit, Winton was able to lend approximately $5.4 million to one borrower at September 30, 2000. Winton had no outstanding loans in excess of such limit at September 30, 2000.

        Loan Origination and Other FeesLoan Origination and Other Fees. Winton realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees, and fees for other miscellaneous services. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, as an adjustment to yield over the life of the related loan.

        Delinquent Loans, Nonperforming Assets and Classified AssetsDelinquent Loans, Non-performing Assets and Classified Assets. Winton attempts to minimize loan delinquencies through the assessment of late charges and adherence to its established collection procedures. After a mortgage loan payment is 15 days delinquent, Winton assesses a late charge of 5% of the amount of the payment and contacts the borrower by mail or phone to request payment. In certain limited instances, Winton may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize the borrower's financial affairs. If the loan continues in a delinquent status for 90 days or more, Winton generally will initiate foreclosure proceedings.

        Real estate acquired by Winton as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold. When Winton acquires such property, Winton records the property at the lower of the loan's unpaid principal balance or fair value at the date of foreclosure less estimated selling expenses. Periodically, Winton reviews its real estate owned to ensure that fair value is not less than carrying value. Any allowance resulting from the review is charged to earnings as a provision for losses on real estate acquired through foreclosure. All costs incurred from the date of acquisition are expensed in the period paid.

        The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                              At September 30,
                                                       2000          1999            1998           1997             1996
                                                      ------        ------          ------        -------           ------
                                                                            (Dollars in thousands)
Loans delinquent
  30 to 59 days                                       $3,911        $6,259         $7,153          $2,730          $3,620
  60 to 89 days                                        1,107           384            720             913           1,024
  90 or more days                                      1,227           246          1,144             599           1,845
                                                       -----         -----          -----           -----           -----

    Total delinquent loans                            $6,245        $6,889         $9,017          $4,242          $6,489
                                                       =====         =====          =====           =====           =====

Ratio of total delinquent loans to total loans (1)      1.44%         1.60%          2.46%           1.33%           2.23%
                                                        ====          ====           ====            ====            ====

-----------------------------

(1)  Includes loans held for sale.


        Winton reviews all delinquent loans on a regular basis and places loans on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Winton places residential mortgage loans on non-accrual status when either principal or interest is considered uncollectible. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest which would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 2000, was approximately $39,000.

        The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 2000, Winton had no loans which were not reflected in the table as non-accrual, 90 days past due or restructured, which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

                                                                             At September 30,
                                                    2000           1999            1998          1997          1996
                                                   ------         ------          ------        ------        ------
                                                                        (Dollars in thousands)
 Loans accounted for on a non-accrual
 basis:(1)
  Real estate loans:
     Residential                                   $  353            104              150           264         1,416
     Nonresidential                                   220              -                -           179            57
  Construction loans                                    -              -              859             -             -
  Consumer and other loans                              -              -                -             -             3
                                                    -----            ---            -----           ---         -----
       Total                                          573            104            1,009           443         1,476

Accruing loans which are contractually
past due 90 days or more:
  Real estate loans:
     Residential                                      589             96              127           154           173
     Nonresidential                                     -              -                -             -           182
  Consumer and other loans                             65             46                8             2            14
                                                    -----            ---            -----           ---         -----
       Total                                          654            142              135           156           369
                                                    -----            ---            -----           ---         -----
Total of non-accrual and 90 days past
  due loans                                        $1,227           $246           $1,144          $599        $1,845
                                                    =====            ===            =====           ===         =====

Percentage of total loans                             .28%           .06%             .31%          .19%          .63%
                                                      ===            ===              ===           ===           ===

Other nonperforming assets(2)                      $  716           $492           $  595          $647        $  745
                                                    =====            ===            =====           ===         =====

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

(2) Consists of real estate acquired through foreclosure and other repossessed assets that are carried at the lower of cost or fair value less estimated selling expenses.


        OTS regulations require that each thrift institution classify its assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. At September 30, 2000, Winton had approximately $481,000 of loans designated as special mention.

        Generally, Winton classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At September 30, 2000, Winton's classified assets consisted of substandard assets in the amount of approximately $3.2 million.

        Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, the association may appeal the classification to the appropriate Regional Director of the OTS. Winton had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

        OTS regulations require that Winton establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

        Allowance  for  Loan  LossesAllowance  for  Loan  Losses.  The  Board of
Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments. Net earnings could be significantly affected by these adjustments if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2000, Winton's allowance for loan losses totaled $1.0 million.

        The following table sets forth an analysis of Winton's allowance for loan losses for the periods indicated.

                                                                    Year ended September 30,
                                              2000             1999             1998            1997           1996
                                             ------          -------           -------        -------         -------
                                                                     (Dollars in thousands)
Balance at beginning of period               $  932             $917             $905            $954            $764

Charge-offs:
Real estate loans:
   One- to four-family                          (75)             (48)             (64)            (72)            (71)
   Multifamily and nonresidential                (8)             (35)               -               -             (12)
Construction loans                                -              (81)              (4)              -               -
Consumer loans                                  (41)             (24)              (8)             (5)            (10)
                                              -----              ---              ---             ---             ---
     Total                                     (124)            (188)             (76)            (77)            (93)

Total recoveries                                 67               43                2              22               4
                                              -----              ---              ---             ---             ---

Net charge-offs                                 (57)            (145)             (74)            (55)            (89)

Provision for loan losses                       125              160               86               6             279
                                              -----              ---              ---             ---             ---

Balance at end of period                     $1,000             $932             $917            $905            $954
                                              =====              ===              ===             ===             ===

Ratio of net charge-offs during the
   period to average loans
   outstanding during the period (1)            .01%             .04%             .02%            .02%            .03%
                                                ===              ===              ===             ===             ===

   --------------------------

(1) During the respective periods there were $420.0 million, $382.7 million, $342.1 million, $302.5 million and $260.6 million in average loans outstanding.

        The following table provides an allocation of Winton's allowance for loan losses as of each of the following dates:

                                                                            At September 30,
                                              2000              1999              1998              1997             1996
                                             ------            ------            ------            ------           ------
                                                                             (In thousands)
Specific allowances
  One- to four-family                         $    -            $ 48              $ 53              $ 40              $ 80
  Commercial                                       -               -                 -                24                25
                                               -----             ---               ---               ---               ---
     Total specific allowances                     -              48                53                64               105

General allowances Real estate loans:
    One- to four-family                          455             379               396               388               405
    Multifamily and nonresidential               208             375               350               346               339
  Construction and development loans
                                                 203              15                10                 -                 -
  Consumer loans                                 125             110               100               100               100
  Commercial                                       9               5                 8                 7                 5
                                               -----             ---               ---               ---               ---
     Total general allowances                  1,000             884               864               841               849
                                               -----             ---               ---               ---               ---
     Total allowance for possible loan
       losses                                 $1,000            $932              $917              $905              $954
                                               =====             ===               ===               ===               ===


Investment ActivitiesInvestment Activities

        OTS regulations require that Winton maintain a minimum amount of liquid assets, which may be invested in U.S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Winton is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations. See "REGULATION."

        The following table presents the amortized cost and market values of Winton's investment securities, including those designated as available for sale, at the dates indicated:

                                                                         September 30,

                                              2000                           1999                           1998
                                              ----                           ----                           ----
                                     Amortized        Market        Amortized        Market        Amortized        Market
                                        Cost          Value            Cost          Value            Cost          Value
                                     ---------        ------        ---------        ------        ---------        ------
                                                                         (In thousands)
Held to maturity:
   U.S. government and agency
     obligations                       $15,757        $15,661         $16,882        $16,774         $14,858       $15,185
Available for sale:
   U.S. government and agency
     obligations                         3,505          3,495           4,491          4,528           4,587         4,855
   Corporate equity securities             103            778             103            975             103           724
                                        ------         ------          ------         ------          ------        ------
                                         3,608          4,273           4,594          5,503           4,690         5,579
                                        ------         ------          ------         ------          ------        ------
Total                                  $19,365        $19,934         $21,476        $22,277         $19,548       $20,764
                                        ======         ======          ======         ======          ======        ======

        The following table presents the contractual maturities or terms to repricing of U.S. Government and agency obligations at carrying value and the weighted-average yields at September 30, 2000:

                                       Maturing within                Maturing within
                                        one year after                one to five years
                                       September 30, 2000         after September 30, 2000               Total
                                       ------------------         ------------------------       ------------------------
                                  Amortized        Average        Amortized        Average       Amortized        Average
                                      Cost           Yield            Cost          Yield            Cost           Yield
                                  ---------        -------        ---------        -------       ---------        -------
                                                                   (Dollars in thousands)
Held to maturity                    $7,656           5.39%        $  8,101           5.81%        $15,757           5.61%
Available for sale                       -              -            3,505           6.06           3,505           6.06
                                     -----           ----           ------           ----          ------           ----
    Total                           $7,656           5.39%         $11,606           5.88%        $19,262           5.69%
                                     =====           ====           ======           ====          ======           ====

        Winton maintains a portfolio of mortgage-backed pass-through securities in the form of FHLMC, Federal National Mortgage Association ("FNMA") and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed pass-through securities generally entitle Winton to receive a portion of the cash flows from an identified pool of mortgages and gives Winton an interest in the pool of mortgages. FHLMC, FNMA and GNMA securities are each guaranteed by their respective agencies as to principal and interest.

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

        Although mortgage-backed securities and CMOs generally yield less than individual loans originated by Winton, they present less credit risk because mortgage-backed securities are guaranteed as to principal repayment by the issuing agency and CMOs are secured by the underlying collateral. Because CMOs and other mortgage-backed securities have a lower yield relative to current market rates, however, retention of such investments could adversely affect Winton's earnings, particularly in a rising interest rate environment. Although CMOs and other mortgage-backed securities designated as available for sale are a potential source of liquid funds for loan originations and deposit withdrawals, the prospect of a loss on the sale of such investments limits the usefulness of CMO investments for liquidity purposes.

        In addition, Winton has purchased adjustable-rate mortgage-backed securities and CMOs as part of its effort to reduce its interest rate risk. In a period of declining interest rates, Winton is subject to prepayment risk on such adjustable-rate mortgage-backed securities and CMOs. Winton attempts to mitigate this prepayment risk by purchasing mortgage-backed securities. If interest rates rise in general, the interest rates on the loans backing the mortgage-backed securities and CMOs will also adjust upward, subject to the interest rate caps in the underlying adjustable-rate mortgage loans. However, Winton is still subject to interest rate risk on such securities if interest rates rise faster than the 1% to 2% maximum annual interest rate adjustments on the underlying loans.

         The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:


                                           At September 30, 2000                           At September 30, 1999
                                   ----------------------------------------------  -------------------------------------------
                                                 Gross        Gross                             Gross       Gross
                                   Amortized   unrealized  unrealized   Estimated  Amortized  unrealized  unrealized   Estimated
                                      cost        gains       losses   fair value    cost       gains        losses   fair value
                                   ---------   ----------  ----------  ----------  ---------   ----------  ----------  ----------
                                                                         (In thousands)
Mortgage-backed securities held
  to maturity:
   FHLMC participation             $ 3,843       $  2         $(150)     $ 3,695    $ 4,589      $  9      $(228)     $ 4,370
   certificates
   FNMA participation                3,604          -          (126)       3,478      3,995         -       (180)       3,815
   certificates
   GNMA participation                  536          5            (8)         533        655        10         (7)         658
   certificates
   CMOs                              4,284          -          (140)       4,144      4,294         -        (79)       4,215
                                    ------        ---          ----       ------     ------       ---       ----       ------
                                    12,267          7          (424)      11,850     13,533        19       (494)      13,058
Mortgage-backed securities
  available for sale:
   GNMA participation                  342          3             -           345       403         7          -          410
                                    ------        ---          ----       ------     ------       ---       ----       ------
   certificates
                                   $12,609       $ 10         $(424)     $12,195    $13,936      $ 26      $(494)     $13,468
                                    ======        ===          ====       ======     ======       ===       ====       ======


         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 2000 and 1999, by contractual terms to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                     Amortized cost at            Amortized cost at
                                                    September 30, 2000           September 30, 1999
                                                   -------------------          ------------------
                                                                   (In thousands)
 Due within three years                                 $     3                      $     7
 Due after three years through five years                   430                          449
 Due after five years through ten years                     151                          186
 Due after ten years through twenty years                 3,852                        3,754
 Due after twenty years                                   8,173                        9,540
                                                         ------                       ------
                                                        $12,609                      $13,936
                                                         ======                       ======

Deposits and BorrowingsDeposits and Borrowings

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

     Deposits. Historically, deposits have been attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, regular passbook savings accounts, term certificate accounts and individual retirement accounts. In the recent past Winton has utilized the services of deposit brokers to market certificates of deposit. At September 30, 2000, the total amount of brokered deposits equaled approximately $21.6 million, or 7.0%, of total deposits.

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

        At September 30, 2000, Winton's certificates of deposit totaled $233.0 million, or 75.2% of total deposits. Of such amount, approximately $138.5 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Winton at maturity, although brokered deposits are less likely to renew than other certificates of deposit. If there is a significant deviation from historical experience, Winton can, to a limited extent, utilize additional borrowings from the FHLB as an alternative to this source of funds. See "Borrowings" and "REGULATION - Federal Home Loan Banks."

        During fiscal 2000, 1999 and 1998, Winton offered certificates of deposit with terms from six months to five years at rates which adjust monthly with designated market indices, which were the six month CD resale rate or the three-year Treasury rate. Approximately $12.0 million of these certificates of deposit were outstanding at September 30, 2000. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

        The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 2000:

                                                                  Percent
                                                                 of total
                                               Amount            deposits
                                               ------            --------
                                           (In thousands)
Transaction accounts:
   Passbook accounts (1)                      $ 55,946             18.05%
   Christmas Club accounts (2)                     237               .08
   NOW accounts (3)                             20,703              6.68
                                               -------            ------
     Total transaction accounts                 76,886             24.81

Certificates of deposit (4):
   2.00 -  3.99%                                   559               .18
   4.00 -  5.99%                                80,201             25.88
   6.00 -  7.99%                               152,234             49.13
   8.00 -  9.99%                                     9                 -
                                               -------            ------
     Total certificates of deposit             233,003             75.19
                                               -------            ------

Total deposits                                $309,889            100.00%
                                               =======            ======

-----------------------------

(1) Winton's weighted average interest rate on passbook accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 3.41% at September 30, 2000.

(2) Winton's weighted average interest rate paid on Christmas Club accounts fluctuates with the general movement of interest rates. The weighted average rate on club accounts was 3.20% at September 30, 2000.

(3) Winton's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. The weighted average rate on NOW accounts was 1.11% at September 30, 2000.

(4)     Includes  Individual  Retirement  Accounts  and  jumbo  certificates  of deposit (those with balances in excess of $100,000). Terms of certificates of deposit offered range from 30 days to 15 years, with the average accounts ranging from 90 days to five years.

        The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 2000:

                                                          Amount Due
                                                Over          Over
                                  Up to       1 year to    2 years to       Over
  Rate                           one year      2 years      3 years       3 years       Total
  ----                           --------     ---------    ----------     -------       -----
                                                         (In thousands)
  2.00 - 3.99%                   $    405       $   124      $     -       $   30      $    559
  4.00 - 5.99                      56,472        16,868        4,646        2,215        80,201
  6.00 - 7.99                      81,609        51,744       13,031        5,850       152,234
  8.00 - 9.99                           -             -           -             9             9
                                  -------        ------       ------        -----       -------
     Total certificates of
       deposit                   $138,486       $68,736      $17,677       $8,104      $233,003
                                  =======        ======       ======        =====       =======


        The following table presents the amount of Winton's certificates of deposit of $100,000 or more, by the time remaining until maturity at September 30, 2000:

     Maturity                                        At September 30, 2000
     --------                                        ---------------------
                                                         (In thousands)
     Three months or less                                  $12,979
     Over 3 months to 6 months                               9,337
     Over 6 months to 12 months                             16,023
     Over twelve months                                     23,710
                                                            ------
         Total                                             $62,049
                                                            ======


        BorrowingsBorrowings. During the year ended September 30, 2000, WFC's borrowings consisted of FHLB advances and a $2.0 million loan with a correspondent bank. The following table sets forth the maximum amount of WFC's FHLB advances and other borrowings outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                                                    Year ended September 30,
                                                                         2000                 1999                1998
                                                                         ----                 ----                ----
                                                                                         (In thousands)
Maximum amount of FHLB advances and other borrowings                   $132,056             $116,532             $87,129
                                                                        =======              =======              ======

Average amount of FHLB advances and other borrowings
    outstanding during period                                          $120,239              $90,365             $68,824
                                                                        =======               ======              ======


        The following table sets forth certain information as to Winton's FHLB advances and other borrowings at the dates indicated:

                                                                                      At September 30,
                                                                      2000                  1999                  1998
                                                                      ----                  ----                  ----
                                                                                       (In thousands)
FHLB advances and other borrowings                                   $115,720              $116,532               $67,404
                                                                      =======               =======                ======

Weighted average interest cost of FHLB advances and other
    borrowings during period based on month end balances                6.33%                 5.62%                 5.89%
                                                                        ====                  ====                  ====

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

PersonnelPersonnel

        As of September 30, 2000, Winton had 103 full-time equivalent employees. Winton believes that relations with its employees are good. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.


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

         As an Ohio savings and loan association, Winton is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because Winton's deposits are insured by the FDIC, Winton also is subject to regulatory oversight by the FDIC. Winton must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Winton is in compliance with various regulatory requirements and is operating in a safe and sound manner. Winton is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws that had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in financial services in which various types of financial institutions may engage.

         Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including WFC. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking. The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and which is also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         The GLB Act is not expected to have a material effect on the activities in which WFC and Winton currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

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

         Takeover Bid Statute. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statue also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

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

Office of Thrift SupervisionOffice of Thrift Supervision

         Regulatory Capital Requirements. Winton is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of their adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Winton includes a general loan loss allowance of $1.0 million at September 30, 2000. The OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Winton's capital at September 30, 2000, met the standards for the highest category, a "well-capitalized" institution.

         Liquidity. OTS regulations require that a savings association maintain a minimum daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Winton at September 30, 2000, was approximately $34.1 million, or 13.1%, and exceeded the applicable 4.0% percentage liquidity requirement by approximately $23.7 million.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At September 30, 2000, Winton qualified as a QTL.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 2000, Winton was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 2000.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC is an affiliate of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 2000.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a 30-day notice of the proposed capital distribution with the OTS.

         Holding Company Regulation. As a savings and loan holding company within the meaning of the HOLA, WFC has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

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

         As a unitary savings and loan holding company in existence on May 4, 1999, WFC generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of WFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2000, Winton met the QTL test.

         Federal Regulation of Acquisitions of Control of WFC and Winton. In addition to the Ohio law limitations on the merger and acquisition of WFC, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Winton or WFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

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

FRB Reserve Requirements

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At September 30, 2000,Winton was in compliance with the present reserve requirements and the requirements then in effect.

Federal Home Loan Banks

         The FHLBs provide credit to their members in the form of advances. Winton is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Winton was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $6.9 million at September 30, 2000.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more specified categories.

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

         Winton's average gross receipts for the three tax years ending on September 30, 2000, is $35.2 million and as a result, Winton does not qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Winton for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 1999, the pre-1988 reserves of Winton for tax purposes totaled approximately $1.3 million. Winton believes it had approximately $25.7 million of accumulated earnings and profits for tax purposes as of September 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Winton have been audited or closed without audit through fiscal year 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

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

         Winton is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the taxable book net worth of Winton determined in accordance with generally accepted accounting principles. As a "financial institution," Winton is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.          Description of Property

        The following table sets forth certain information at September 30, 2000, regarding the properties on which the main office and each branch office of Winton is located:

                                  Owned                       Date              Square                 Net
Location                          or leased                 acquired            footage          book value (1)
--------                          ---------                 --------            -------          ----------
                                                                                                 (In thousands)
Main office:

5511 Cheviot Road                 owned/leased (2)            1967               8,600               $1,152
Cincinnati, Ohio  45247

Branch offices:

101 W. Central Pkwy               owned                       1973               3,613                  126
Cincinnati, Ohio  45202

4517 Vine Street
Cincinnati, Ohio  45217           owned                       1932               2,600                   84

10575 Harrison Avenue
Harrison, Ohio  45030             owned                       1981               4,800                  559

7014 Vine Street
Cincinnati, Ohio  45216           owned                       1897               3,200                  109

8670 Winton Road                  owned                       1993               5,062                  359
Cincinnati, Ohio 45231

9409 Montgomery Road              leased                      N/A                2,530                    -
Cincinnati, Ohio 45242

Lending office:

3301 Westbourne Dr.               leased                      N/A                1,475                    -
Cincinnati, Ohio 45248

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


        Winton also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Winton's investment in office premises and equipment totaled $3.4 million at September 30, 2000.

Item 3.          Legal Proceedings

        On November 1, 2000, Winton settled a class action complaint which had been filed against Winton on September 28, 1998, in the Court of Common Pleas of Hamilton County Ohio. The case was styled Spencer v. Winton Savings & Loan Co., et al., Case # A9805495 and alleged that Winton had violated Ohio Revised Code ss. 5301.36 by failing to record mortgage satisfactions within 90 days from the date of satisfaction.

        As a result of a settlement agreement, Winton has paid $1,000 to the named plaintiff in the class action and will pay $125 and issue a $50 coupon to 125 class members. In addition, Winton will pay $36,250 to cover plaintiffs' counsel costs and fees.

Item 4.          Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the shareholders of WFC during the last quarter of fiscal year ended September 30, 2000.


                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

        The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2000 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF WINTON FINANCIAL'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

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


                                    PART III

Item 9.          Directors,  Executive Officers, Promoters  and Control Persons;
                 Compliance  with Section  16(a) of the Exchange Act

        The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Winton Financial Corporation (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

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

        Not applicable

Item 13.         Exhibits and Reports on Form 8-K

                 (a)     Exhibits

                         Item 3 Amended Articles of Incorporation and Code of Regulations

                         Item 10       Material Contracts

                         Item 13 Portions of the 2000 Annual Report to Shareholders

                         Item 20       Proxy   Statement  for  2001  Meeting  of
                                       Shareholders

                         Item 21       Subsidiaries of the Registrant

                         Item 23 Consent of Grant Thornton LLP regarding WFC's Consolidated Financial Statements and Forms S-8 for WFC's 1988 Stock Option Plan, 1999 Stock Option Plan and 401(k) Profit Sharing Plan

                         Item 27       Financial Data Schedule

                         Item 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                         Item          99.2  Form  5500 for  fiscal  year  ended
                                       September   30,  1999,   for  the  Winton
                                       Savings  &  Loan  Company  401(k)  Profit
                                       Sharing Plan


                 (b) No current report on Form 8-K was filed by WFC during the last quarter of the fiscal year covered by this Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2000.

                                              WINTON FINANCIAL CORPORATION


                                              By  /s/ Robert L. Bollin
                                                  --------------------------
                                                  Robert L. Bollin,
                                                  President, Chief Executive
                                                  Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Jill M. Burke                           By /s/ Thomas H. Humes
   ----------------------------                   ----------------------------
    Jill M. Burke,                                Thomas H. Humes,
    Principal Financial Officer                   Director
    and Principal Accounting
    Officer

Date: December 15, 2000                        Date: December 15, 2000



By /s/ Robert E. Hoeweler                      By /s/ William J. Parchman
   ----------------------------                  ----------------------------
    Robert E. Hoeweler,                           William J. Parchman,
    Director                                      Director

Date: December 15, 2000                        Date: December 15, 2000



By /s/ Timothy M. Mooney                       By /s/ J. Clay Stinnett
   ----------------------------                   ----------------------------
    Timothy M. Mooney,                            J. Clay Stinnett,
    Director                                      Director

Date: December 15, 2000                        Date: December 15, 2000



By /s/ Henry L. Schulhoff
   ----------------------------
    Henry L. Schulhoff,
    Director

Date: December 15, 2000

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION

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

   10.6        Employment Agreement between WFC, Winton and Robert L.        Incorporated by reference to Quarterly
               Bollin, dated January 6, 2000                                 Report on Form 10-Q for the quarter ended
                                                                             December 31, 1999, filed by WFC with the
                                                                             SEC in March 2000 (the "3/00 10-Q"),
                                                                             Exhibit 10.1

   10.7        Employment Agreement between WFC, Winton and Gregory J.       Incorporated by reference to the 3/00 10-Q,
               Bollin, dated January 6, 2000                                 Exhibit 10.2

   10.8        Employment Agreement between WFC and Jill M. Burke, dated     Incorporated by reference to the 3/00 10-Q,
               January 6, 2000                                               Exhibit 10.3

   13          Portions of the Winton Financial Corporation 2000 Annual
               Report to Shareholders




   20 Proxy Statement for the 2000 Annual Meeting of Shareholders of Winton Financial Corporation

   21          Subsidiaries of the Registrant                                Incorporated by reference to the Annual
                                                                             Report on Form 10-KSB for the fiscal year
                                                                             ended September 30, 1996, filed by WFC with
                                                                             the SEC on December 24, 1996, Exhibit 21
   23.1         Consent of Grant Thornton LLP regarding WFC's Consolidated
                Financial Statements and Forms S-8 for WFC's 1988 Stock
                Option Plan, 1999 Stock Option Plan and 401(k) Profit
                Sharing Plan

   27          Financial Data Schedule

   99.1        Safe Harbor Under the Private Securities Litigation
               Reform Act of 1995

   99.2 Form 5500 for fiscal year ended September 30, 1999, for the Winton Savings & Loan Company 401(k) Plan