Form 10-Q
period 2000-12-31
WINTON FINANCIAL CORP
filed 2001-02-13
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                December 31, 2000
                                ----------------------------------------------

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

Yes [X]           No  [   ]

As of February 9, 2001, the latest practicable date, 4,428,014 shares of the registrant's common stock, no par value, were issued and outstanding.










                               Page 1 of 14 pages

                          Winton Financial Corporation

                                      INDEX

                                                                       Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                  3

          Consolidated Statements of Earnings                             4

          Consolidated Statements of Comprehensive
            Income                                                        5

          Consolidated Statements of Cash Flows                           6

          Notes to Consolidated Financial Statements                      8

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10


PART II - OTHER INFORMATION                                              13

SIGNATURES                                                               14

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                     December 31,         September 30,
         ASSETS                                                                              2000                  2000

Cash and due from banks                                                                  $  1,621              $  1,351
Interest-bearing deposits in other financial institutions                                     888                   672
                                                                                          -------               -------
         Cash and cash equivalents                                                          2,509                 2,023

Investment securities available for sale - at market                                       20,331                 4,273
Investment securities held to maturity - at cost, approximate market
  value of $15,661 at September 30, 2000                                                       -                 15,757
Mortgage-backed securities available for sale - at market                                     329                   345
Mortgage-backed securities held to maturity - at cost, approximate market value of $11,542 and $11,850 at December 31, 2000 and
  September 30, 2000, respectively                                                         11,788                12,267
Loans receivable - net                                                                    411,617               413,904
Loans held for sale - at lower of cost or market                                            3,522                 1,543
Office premises and equipment - net                                                         3,395                 3,418
Real estate acquired through foreclosure                                                      613                   716
Federal Home Loan Bank stock - at cost                                                      7,072                 6,941
Accrued interest receivable                                                                 3,243                 3,245
Prepaid expenses and other assets                                                             617                   502
Intangible assets - net                                                                       264                   280
                                                                                          -------               -------

         Total assets                                                                    $465,300              $465,214
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $311,607              $309,889
Advances from the Federal Home Loan Bank                                                  110,549               113,720
Other borrowed money                                                                        2,000                 2,000
Accounts payable on mortgage loans serviced for others                                        777                   786
Advance payments by borrowers for taxes and insurance                                       2,054                 1,148
Other liabilities                                                                           1,289                 1,678
Accrued federal income taxes                                                                  442                   274
Deferred federal income taxes                                                               1,806                 1,713
                                                                                          -------               -------
         Total liabilities                                                                430,524               431,208

Commitments                                                                                    -                     -

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                               -                     -
  Common stock - 18,000,000 shares without par value
    authorized; 4,420,014 and 4,412,014 shares issued and outstanding
    at December 31, 2000 and September 30, 2000, respectively                                  -                     -
  Additional paid-in capital                                                               10,026                 9,972
  Retained earnings - restricted                                                           24,128                23,593
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                              622                   441
                                                                                          -------               -------
         Total shareholders' equity                                                        34,776                34,006
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $465,300              $465,214
                                                                                          =======               =======

                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                        (In thousands, except share data)

                                                                                            2000                   1999
Interest income
  Loans                                                                                   $8,475                 $8,228
  Mortgage-backed securities                                                                 195                    196
  Investment securities                                                                      277                    305
  Interest-bearing deposits and other                                                        126                     98
                                                                                           -----                  -----
         Total interest income                                                             9,073                  8,827

Interest expense
  Deposits                                                                                 4,249                  3,823
  Borrowings                                                                               1,866                  1,784
                                                                                           -----                  -----
         Total interest expense                                                            6,115                  5,607
                                                                                           -----                  -----

         Net interest income                                                               2,958                  3,220

Provision for losses on loans                                                                 45                     23
                                                                                           -----                  -----

         Net interest income after provision
           for losses on loans                                                             2,913                  3,197

Other income
  Gain on sale of mortgage loans                                                             206                     50
  Mortgage servicing fees                                                                     68                     77
  Gain on sale of investment securities designated as
    available for sale                                                                         9                     -
  Loss on sale of real estate acquired through foreclosure                                    (8)                    -
  Other operating                                                                            162                    156
                                                                                           -----                  -----
         Total other income                                                                  437                    283

General, administrative and other expense
  Employee compensation and benefits                                                       1,101                  1,104
  Occupancy and equipment                                                                    416                    441
  Federal deposit insurance premiums                                                          16                     47
  Franchise taxes                                                                             95                     91
  Amortization of intangible assets                                                           16                     15
  Advertising                                                                                 45                     78
  Other operating                                                                            294                    341
                                                                                           -----                  -----
         Total general, administrative and other expense                                   1,983                  2,117
                                                                                           -----                  -----

         Earnings before income taxes                                                      1,367                  1,363

Federal income taxes
  Current                                                                                    466                    435
  Deferred                                                                                     1                     32
                                                                                           -----                  -----
         Total federal income taxes                                                          467                    467
                                                                                           -----                  -----

         NET EARNINGS                                                                     $  900                 $  896
                                                                                           =====                  =====

         EARNINGS PER SHARE
           Basic                                                                            $.20                   $.20
                                                                                             ===                    ===

           Diluted                                                                          $.20                   $.19
                                                                                             ===                    ===

         DIVIDENDS PAID PER COMMON SHARE                                                  $.0825                  $.080
                                                                                           =====                   ====

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                                               2000                1999
Net earnings                                                                                 $  900                $896

Other comprehensive income, net of taxes:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $58
    and $(25) for 2000 and 1999, respectively                                                   113                 (49)

Reclassification adjustment for realized gains included
  in earnings, net of tax of $3 in 2000                                                          (6)                 -
                                                                                              -----                 ---

Comprehensive income                                                                         $1,007                $847
                                                                                              =====                 ===

Accumulated comprehensive income                                                             $  622                $555
                                                                                              =====                 ===

                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)

                                                                                             2000                  1999
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                             $   900               $   896
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                               15                    12
    Amortization of deferred loan origination fees                                            (35)                  (19)
    Depreciation and amortization                                                             119                   134
    Amortization of intangible assets                                                          16                    15
    Provision for losses on loans                                                              45                    23
    Gain on sale of securities designated as available for sale                                (9)                   -
    Loss on sale of real estate acquired through foreclosure                                    8                    -
    (Gain) loss on sale of mortgage loans                                                    (187)                    3
    Loans disbursed for sale in the secondary market                                      (16,769)              (14,250)
    Proceeds from sale of loans in the secondary market                                    14,977                15,264
    Federal Home Loan Bank stock dividends                                                   (131)                 (108)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans, mortgage-backed securities,
        investments and interest bearing deposits                                               2                   187
      Prepaid expenses and other assets                                                      (115)                   33
      Accounts payable on mortgage loans serviced for others                                   (9)                   20
      Other liabilities                                                                      (389)                 (127)
      Federal income taxes
        Current                                                                               168                   435
        Deferred                                                                                1                    32
                                                                                           ------                ------
          Net cash provided by (used in) operating activities                              (1,393)                2,550

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                          485                   381
  Proceeds from maturity of investment securities                                           1,750                   500
  Proceeds from sale of investment securities designated as
    available for sale                                                                      2,507                    -
  Purchase of investment securities designated as held to maturity                             -                 (1,255)
  Purchase of investment securities designated as available for sale                       (4,281)                   -
  Purchase of Federal Home Loan Bank stock                                                     -                   (543)
  Loan principal repayments                                                                15,348                19,802
  Loan disbursements                                                                      (13,071)              (27,553)
  Proceeds from sale of real estate acquired through foreclosure                               90                    -
  Purchase of office premises and equipment                                                   (91)                 (102)
  Additions to real estate acquired through foreclosure                                        -                    (15)
                                                                                           ------                ------
          Net cash provided by (used in) investing activities                               2,737                (8,785)
                                                                                           ------                ------

          Net cash provided by (used in) operating and investing
            activities (balance carried forward)                                            1,344                (6,235)
                                                                                           ------                ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the three months ended December 31,
                                 (In thousands)

                                                                                             2000                  1999
          Net cash provided by (used in) operating and investing
            activities (balance brought forward)                                          $ 1,344               $(6,235)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                               3,718                (4,935)
  Repayments of Federal Home Loan Bank advances                                           (18,171)              (11,162)
  Proceeds from Federal Home Loan Bank advances
      and other borrowings                                                                 13,000                20,000
  Advances by borrowers for taxes and insurance                                               906                   838
  Proceeds from issuance of shares under stock
      option and compensation plans                                                            54                    10
  Dividends paid on common stock                                                             (365)                 (352)
                                                                                           ------                ------
          Net cash provided by (used in) financing activities                                (858)                4,399
                                                                                           ------                ------

Net increase in cash and cash equivalents                                                     486                   164

Cash and cash equivalents at beginning of period                                            2,023                 2,081
                                                                                           ------                ------

Cash and cash equivalents at end of period                                                $ 2,509               $ 2,245
                                                                                           ======                ======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                  $   400               $    -
                                                                                           ======                ======

    Interest on deposits and borrowings                                                   $ 6,231               $ 5,552
                                                                                           ======                ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                  $   107               $   (49)
                                                                                           ======                ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                          $    19               $    53
                                                                                           ======                ======

  Transfer of investment securities from held to maturity to an
    available for sale classification                                                     $14,002               $    -
                                                                                           ======                ======


                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 2000 and 1999


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2000. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                          Winton Financial Corporation

          For the three month periods ended December 31, 2000 and 1999


3.       Effects of Recent Accounting Pronouncements (continued)

         SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective October 1, 2000, as required. Upon adoption, management elected to transfer all held to maturity investment securities to the available for sale classification. The adoption of SFAS no. 133 had no other material impact on the Corporation's financial position or results of operations.

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

         The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

4.       Earnings Per Share

         Basic earnings per share for the three-month periods ended December 31,
         2000  and  1999,   is  computed   based  on  4,414,188   and  4,404,752
         weighted-average shares outstanding, respectively.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,525,729 and 4,604,650 for the three-month periods ended December 31, 2000 and 1999, respectively.

         Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 111,541 and 199,898 for the three-month periods ended December 31, 2000 and 1999, respectively.

         Options to purchase 186,000 shares of common stock with an exercise price of $12.53 were outstanding as of December 31, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 2000 to December 31, 2000

The Corporation had total assets of $465.3 million at December 31, 2000, which remained relatively unchanged from the level at September 30, 2000.

Cash and cash equivalents totaled $2.5 million at December 31, 2000, an increase of $486,000, or 24.0%, over the balance at September 30, 2000. Investment securities totaled approximately $20.3 million at December 31, 2000, an increase of approximately $301,000, or 1.5%, from September 30, 2000 levels. During the quarter, the Corporation reclassified $14.0 million in investment securities held to maturity to an available for sale classification in accordance with SFAS No. 133. The increase in investment securities resulted from purchases of $4.3 million and a $273,000 increase in unrealized gains on securities, which were partially offset by sales and maturities of $4.3 million.

Mortgage-backed securities totaled approximately $12.1 million at December 31, 2000, a decrease of approximately $495,000, or 3.9%, from September 30, 2000, primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $415.1 million at December 31, 2000, a decrease of $308,000, or 0.1%, from the level at September 30, 2000. The decrease resulted from $14.8 million in loan sales and $15.3 million in principal repayments, which exceeded originations of $29.8 million. Loan originations during the three month period ended December 31, 2000, were comprised predominately of one- to four-family loans.

At December 31, 2000, the allowance for loan losses of Winton Savings totaled $1.0 million, an increase of $5,000 over the level maintained at September 30, 2000. At December 31, 2000, the allowance represented approximately .23% of the total loan portfolio and 153.0% of total nonperforming loans. Nonperforming loans totaled $657,000 and $1.2 million at December 31, 2000 and September 30, 2000, respectively. At December 31, 2000, the ratio of total nonperforming loans to total loans amounted to .15% compared to .28% at September 30, 2000. It is management's belief that such nonperforming loans are adequately collateralized and no loss is anticipated. Although management believes that its allowance for loan losses at December 31, 2000 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $311.6 million at December 31, 2000, an increase of $1.7 million, or 0.6%, over September 30, 2000 levels. The increase was primarily attributable to growth in checking account deposits during the quarter.

Advances from the FHLB totaled $110.5 million at December 31, 2000, a decrease of $3.2 million, or 2.8%, from September 30, 2000 levels. The decrease in advances was due to a reduction in overnight borrowings.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2000 to December 31, 2000 (continued)

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 2000, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three Month Periods ended December 31, 2000 and 1999

General

The Corporation recorded net earnings for the three months ended December 31, 2000, totaling $900,000, compared to net earnings of $896,000 for the same period in 1999. The increase in earnings was comprised of a $154,000 increase in other income and a $134,000 decrease in general, administrative and other expense, which were partially offset by a $262,000 decrease in net interest income and a $22,000 increase in the provision for losses on loans.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $246,000, or 2.9%, for the three months ended December 31, 2000, compared to the same period in 1999. The increase resulted primarily from a 37 basis point increase in average yield, to 8.19% for the three months ended December 31, 2000, which was partially offset by a decrease of $7.2 million in the weighted-average balance outstanding, period to period.

Interest income on investment securities and interest-bearing deposits remained unchanged for the three months ended December 31, 2000, compared to the same quarter in 1999. Quarter to quarter yield increased by 22 basis points, to 5.70% for the three months ended December 31, 2000, but the average balance declined by $1.1 million, period to period. During the quarter, management elected to replace U.S. Treasury securities which had matured or been sold with bullet U.S. Government Agency securities with higher yields and similar maturities.

Interest expense on deposits increased by $426,000, or 11.1%, for the three months ended December 31, 2000 compared to the same period in 1999. The increase was primarily attributable to a $1.9 million increase in weighted-average deposits outstanding, coupled with a 51 basis point increase in the weighted-average rate year to year. The weighted-average cost of deposits increased during the period, amounting to 5.44% and 4.93% for the three months ended December 31, 2000 and 1999, respectively.

Interest expense on borrowings increased by $82,000, or 4.6%, during the three months ended December 31, 2000, compared to the same period in 1999, primarily due to an increase in the weighted-average cost of FHLB advances of 86 basis points, to 6.76% from 5.90% during the three month periods ended December 31, 2000 and 1999, respectively. The increased cost factor was partially offset by a decline in weighted-average balance outstanding of $10.6 million, period to period.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods ended December 31, 2000 and 1999 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $262,000, or 8.1%, to $3.0 million for the three months ended December 31, 2000, compared to the same period in 1999. The interest rate spread decreased by 22 basis points, to 2.25% for the three months ended December 31, 2000, while the net interest margin decreased by 18 basis points, to 2.62% for the three months ended December 31, 2000, compared to 2.80% for the three months ended December 31, 1999.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $45,000 provision for losses on loans during the three-month period ended December 31, 2000, compared to a provision of $23,000 recorded in the 1999 period. The current period provision reflects the growth in the nonresidential and consumer loan portfolios year to year. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $154,000, or 54.4%, for the three months ended December 31, 2000, compared to the 1999 period, primarily due to a $156,000 increase in gain on sale of mortgage loans, coupled with the effects of a $9,000 gain on sale of investment securities available for sale and a $6,000 increase in other operating income, which were partially offset by a $9,000 decrease in mortgage servicing fees and an $8,000 loss on sale of real estate acquired through foreclosure.

General, Administrative and Other Expense

General, administrative and other expense decreased by $134,000, or 6.3%, for the three months ended December 31, 2000, compared to the same period in 1999. The decrease consisted of declines in other expenses of $47,000, or 13.8%, advertising of $33,000, or 42.3%, federal deposit insurance premiums of $31,000, or 66.0%, occupancy and equipment of $25,000, or 5.7%, and employee compensation and benefits of $3,000, or 0.3%. These decreases were partially offset by an increase in franchise tax of $4,000, or 4.4%. During the three months ended December 31, 2000, management implemented cost reduction programs which resulted in the decline in expenses. In addition, the Company's reduced growth rate resulted in a decreased risk classification and corresponding decline in FDIC insurance premiums period to period.

Federal Income Taxes

The provision for federal income taxes amounted to $467,000 for the three months ended December 31, 2000, unchanged from the same period in 1999. The effective tax rates were 34.2% and 34.3% for the three month periods ended December 31, 2000 and 1999, respectively.

                          Winton Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          On January 26, 2001, the Annual Meeting of Shareholders of Winton Financial Corporation was held. The following matters were voted upon by the shareholders, as follows:

          1) To consider and vote upon the adoption of an amendment to Section 2.02(A) of the WFC Code of Regulations (the "Regulations") to reduce the number of directors from nine to seven and to reduce the number of classes of directors from three to two.

               For:  2,661,114         Against:  156,824        Abstain:  25,409

          2)   Three   directors  were  nominated  for   re-election   and  were
               re-elected for terms expiring in 2002, pursuant to the following respective votes:

               Robert E. Hoeweler      For:  3,622,584          Abstain:  43,101
               Timothy M. Mooney       For:  3,622,584          Abstain:  43,101
               J. Clay Stinnett        For:  3,607,234          Abstain:  58,451

          3) Four directors were nominated for re-election and were re-elected for terms expiring in 2003, pursuant to the following respective votes:

               Robert L. Bollin        For:  3,592,860          Abstain:  72,825
               Thomas H. Humes         For:  3,622,164          Abstain:  43,521
               William J. Parchman     For:  3,622,584          Abstain:  43,101
               Henry L. Schulhoff      For:  3,622,164          Abstain:  43,521

          4) The ratification of the selection of Grant Thornton LLP as the auditors of Winton Financial for the current fiscal year.

               For:  3,621,609         Against:  40,361         Abstain:  3,715

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      February 12, 2001                        By: /s/Robert L. Bollin
       ------------------------                         -----------------------
                                                          Robert L. Bollin
                                                          President





Date:      February 12, 2001                        By: /s/Jill M. Burke
       ------------------------                         -----------------------
                                                          Jill M. Burke
                                                         Chief Financial Officer