Form 10-Q
period 2001-03-31
WINTON FINANCIAL CORP
filed 2001-05-14
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                                ----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-18993
                    -------

                          WINTON FINANCIAL CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Ohio                                                    31-1303854
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

                    5511 Cheviot Road, Cincinnati, Ohio 45247
-------------------------------------------------------------------------------
                     (Address of principal executive office)

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

Yes [X]           No  [   ]

As of May 7, 2001, the latest practicable date, 4,438,014 shares of the registrant's common stock, no par value, were issued and outstanding.










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

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        March 31,         September 30,
         ASSETS                                                                              2001                  2000

Cash and due from banks                                                                  $  1,635              $  1,351
Interest-bearing deposits in other financial institutions                                   3,675                   672
                                                                                          -------               -------
         Cash and cash equivalents                                                          5,310                 2,023

Investment securities available for sale - at market                                       19,370                 4,273
Investment securities held to maturity - at cost, approximate market
  value of $15,661 at September 30, 2000                                                       -                 15,757
Mortgage-backed securities available for sale - at market                                     310                   345
Mortgage-backed securities held to maturity - at cost, approximate market value of $11,212 and $11,850 at March 31, 2001 and
  September 30, 2000, respectively                                                         11,395                12,267
Loans receivable - net                                                                    413,253               413,904
Loans held for sale - at lower of cost or market                                            4,767                 1,543
Office premises and equipment - net                                                         3,354                 3,418
Real estate acquired through foreclosure                                                      610                   716
Federal Home Loan Bank stock - at cost                                                      7,199                 6,941
Accrued interest receivable                                                                 3,223                 3,245
Prepaid expenses and other assets                                                             724                   502
Intangible assets - net                                                                       249                   280
                                                                                          -------               -------

         Total assets                                                                    $469,764              $465,214
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $314,319              $309,889
Advances from the Federal Home Loan Bank                                                  112,875               113,720
Other borrowed money                                                                        2,000                 2,000
Accounts payable on mortgage loans serviced for others                                        753                   786
Advance payments by borrowers for taxes and insurance                                       1,181                 1,148
Other liabilities                                                                           1,431                 1,678
Accrued federal income taxes                                                                   21                   274
Deferred federal income taxes                                                               1,818                 1,713
                                                                                          -------               -------
         Total liabilities                                                                434,398               431,208

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                               -                     -
  Common stock - 18,000,000 shares without par value
    authorized; 4,438,014 and 4,412,014 shares issued and outstanding
    at March 31, 2001 and September 30, 2000, respectively                                     -                     -
  Additional paid-in capital                                                               10,142                 9,972
  Retained earnings - restricted                                                           24,674                23,593
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                              550                   441
                                                                                          -------               -------
         Total shareholders' equity                                                        35,366                34,006
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $469,764              $465,214
                                                                                          =======               =======


                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                    Six months ended                 Three months ended
                                                                        March 31,                         March 31,
                                                                   2001           2000              2001           2000
Interest income
  Loans                                                         $16,782        $16,568            $8,307         $8,340
  Mortgage-backed securities                                        389            391               194            195
  Investment securities                                             544            617               267            312
  Interest-bearing deposits and other                               255            209               129            111
                                                                 ------         ------             -----          -----
         Total interest income                                   17,970         17,785             8,897          8,958

Interest expense
  Deposits                                                        8,354          7,616             4,105          3,793
  Borrowings                                                      3,679          3,734             1,813          1,950
                                                                 ------         ------             -----          -----
         Total interest expense                                  12,033         11,350             5,918          5,743
                                                                 ------         ------             -----          -----

         Net interest income                                      5,937          6,435             2,979          3,215

Provision for losses on loans                                        90             45                45             22
                                                                 ------         ------             -----          -----

         Net interest income after provision
           for losses on loans                                    5,847          6,390             2,934          3,193

Other income
  Gain on sale of mortgage loans                                    472            126               266             76
  Mortgage-servicing fees                                           120            155                52             78
  Gain on sale of investment securities designated
    as available for sale                                            79             -                 70             -
  Gain (loss) on sale of real estate acquired through
    foreclosure                                                      (5)            -                  3             -
  Other operating                                                   327            311               165            155
                                                                 ------         ------             -----          -----
         Total other income                                         993            592               556            309

General, administrative and other expense
  Employee compensation and benefits                              2,272          2,286             1,171          1,182
  Occupancy and equipment                                           867            907               451            466
  Franchise taxes                                                   191            183                96             92
  Federal deposit insurance premiums                                 31             86                15             39
  Amortization of intangible assets                                  31             31                14             16
  Advertising                                                        98            192                53            114
  Other operating                                                   597            676               304            335
                                                                 ------         ------             -----          -----
         Total general, administrative and other expense          4,087          4,361             2,104          2,244
                                                                 ------         ------             -----          -----

         Earnings before income taxes                             2,753          2,621             1,386          1,258
Federal income taxes
  Current                                                           893            826               427            391
  Deferred                                                           48             72                47             40
                                                                 ------         ------             -----          -----
         Total federal income taxes                                 941            898               474            431
                                                                 ------         ------             -----          -----

         NET EARNINGS                                           $ 1,812        $ 1,723            $  912         $  827
                                                                 ======         ======             =====          =====

         EARNINGS PER SHARE
           Basic                                                  $0.41          $0.39             $0.21          $0.19
                                                                   ====           ====              ====           ====

           Diluted                                                $0.40          $0.38             $0.20          $0.18
                                                                   ====           ====              ====           ====

         Dividends per share                                      $0.16          $0.16             $0.08          $0.08
                                                                   ====           ====              ====           ====

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        Six months ended              Three months ended
                                                                            March 31,                      March 31,
                                                                       2001         2000              2001         2000
Net earnings                                                         $1,812       $1,723              $912         $827

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $45, $(76),
    $(20) and $(50) during the respective periods                        87         (147)              (38)         (98)

Reclassification adjustment for realized gains included
  in earnings, net of tax of $27 and $24 for the six and
  three month periods ended March 31, 2001, respectively                (52)          -                (46)          -
                                                                      -----        -----               ---          ---

Comprehensive income                                                 $1,847       $1,576              $828         $729
                                                                      =====        =====               ===          ===

Accumulated comprehensive income                                     $  550       $  507              $550         $507
                                                                      =====        =====               ===          ===

                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                             2001                  2000
Cash flows from operating activities:
  Net earnings for the period                                                             $ 1,812               $ 1,723
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                               34                    26
    Amortization of deferred loan origination fees                                            (42)                  (11)
    Depreciation and amortization                                                             235                   270
    Amortization of intangible assets                                                          31                    31
    Provision for losses on loans                                                              90                    45
    Gain on sale of mortgage loans                                                           (443)                  (73)
    Loans originated for sale in the secondary market                                     (43,100)              (22,061)
    Proceeds from sale of loans in the secondary market                                    40,319                23,094
    Gain on sale of investments designated as available for sale                              (79)                   -
    Loss on sale of real estate acquired through foreclosure                                    5                    -
    Federal Home Loan Bank stock dividends                                                   (258)                 (222)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                              22                    48
      Prepaid expenses and other assets                                                      (222)                 (326)
      Accounts payable on mortgage loans serviced for others                                  (33)                   (5)
      Other liabilities                                                                      (247)                 (458)
      Federal income taxes
        Current                                                                              (253)                   57
        Deferred                                                                               48                    72
                                                                                           ------                ------
          Net cash provided by (used in) operating activities                              (2,081)                2,210

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                          889                   664
  Proceeds from the maturity of investment securities                                       1,750                    -
  Proceeds from maturity/calls of investment securities designated
    as available for sale                                                                   4,650                   500
  Proceeds from sale of securities designated as available for sale                         7,925                    -
  Purchase of investment securities designated as held to maturity                             -                 (1,255)
  Purchase of investment securities designated as available for sale                      (13,436)                   -
  Loan principal repayments                                                                49,285                39,180
  Loan disbursements                                                                      (48,682)              (49,992)
  Proceeds from sale of real estate acquired through foreclosure                              119                    -
  Purchase of office premises and equipment                                                  (163)                 (176)
  Purchase of Federal Home Loan Bank stock                                                     -                   (543)
  Additions to real estate acquired through foreclosure                                       (26)                 (108)
                                                                                           ------                ------
          Net cash provided by (used in) investing activities                               2,311               (11,730)
                                                                                           ------                ------

          Net cash provided by (used in) operating and investing
            activities (balance carried forward)                                              230                (9,520)
                                                                                           ------                ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,
                                 (In thousands)

                                                                                             2001                  2000
          Net cash provided by (used in) operating and investing
            activities (balance brought forward)                                          $   230               $(9,520)

Cash flows from financing activities:
  Net increase (decrease) in deposit accounts                                               4,430                (1,664)
  Repayments of Federal Home Loan Bank advances                                           (31,345)              (19,326)
  Proceeds from Federal Home Loan Bank advances                                            30,500                34,850
  Advances by borrowers for taxes and insurance                                                33                  (108)
  Proceeds from exercise of stock options                                                     170                    51
  Dividends paid on common stock                                                             (731)                 (704)
                                                                                           ------                ------
          Net cash provided by financing activities                                         3,057                13,099
                                                                                           ------                ------

Net increase in cash and cash equivalents                                                   3,287                 3,579

Cash and cash equivalents at beginning of period                                            2,023                 2,081
                                                                                           ------                ------

Cash and cash equivalents at end of period                                                $ 5,310               $ 5,660
                                                                                           ======                ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                  $   825               $   767
                                                                                           ======                ======

    Interest on deposits and borrowings                                                   $12,162               $11,403
                                                                                           ======                ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                  $    87               $  (147)
                                                                                           ======                ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                          $    29               $    53
                                                                                           ======                ======

  Transfers from loans to real estate acquired through foreclosure                        $    26               $   108
                                                                                           ======                ======

  Transfer of investment securities from held to maturity to an
    available for sale classification                                                     $14,002              $     -
                                                                                           ======                ======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the six and three month periods ended March 31, 2001 and 2000


1.       Basis of Presentation

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2000. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                          Winton Financial Corporation

        For the six and three month periods ended March 31, 2001 and 2000


3.       Effects of Recent Accounting Pronouncements (continued)

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

4.       Earnings Per Share

          Basic  earnings per share for the six- and  three-month  periods ended
          March  31,  2001  is  computed   based  on  4,421,146   and  4,428,258
          weighted-average shares outstanding, respectively.

          Basic  earnings per share for the six- and  three-month  periods ended
          March  31,  2000  is  computed   based  on  4,405,671   and  4,406,457
          weighted-average shares outstanding, respectively.

          Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,524,437 and 4,537,076 for the six- and three-month periods ended March 31, 2001, respectively, and 4,578,633 and 4,561,211 for the six- and three-month periods ended March 31, 2000, respectively.

          Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 103,291 and 108,818 for the six- and three-month periods ended March 31, 2001, and 172,962 and 154,754 for the six- and three-month periods ended March 31, 2000, respectively.

          Options to purchase 303,500 and 194,000 shares of common stock with a respective weighted-average exercise price of $11.17 and $12.56 were outstanding at March 31, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 2000 to March 31, 2001

The Corporation had total assets of $469.8 million at March 31, 2001, an increase of $4.6 million, or 1.0%, over the September 30, 2000 total. The increase in assets was attributed to a $2.6 million increase in loans receivable and a $3.3 million increase in cash and interest bearing deposits in other financial institutions. This growth was funded primarily by a $4.4 million increase in deposits.

Cash and cash equivalents totaled $5.3 million at March 31, 2001, an increase of $3.3 million, or 162.5%, over the balance at September 30, 2000. Investment securities totaled approximately $19.4 million at March 31, 2001, a decrease of approximately $660,000, or 3.3%, from September 30, 2000 levels. During the period, the Corporation reclassified $14.0 million in investment securities held to maturity to an available for sale classification in accordance with the adoption of SFAS No. 133. The decrease in investment securities resulted from sales, maturities and calls which totaled $14.3 million, which were partially offset by purchases of $13.4 million.

Mortgage-backed  securities  totaled $11.7 million at March 31, 2001, a decrease
of  approximately   $907,000,  or  7.2%,  from  September  30,  2000,  primarily attributable to regular principal repayments during the period.

Loans receivable and loans held for sale totaled $418.0 million at March 31, 2001, an increase of $2.6 million, or .6%, over the level at September 30, 2000. The increase resulted from $91.8 million in loan originations, which exceeded sales and principal repayments of $89.2 million. Loan originations during the six-month period ended March 31, 2001, were comprised predominately of loans secured by one- to four-family residential real estate. During the period, the consumers' preference changed to a fixed-rate product, which resulted in the volume of loans originated for sale in the secondary market increasing by $21.0 million, as compared to the same period in fiscal 2000.

At March 31, 2001, the allowance for loan losses of Winton Savings totaled $1.0 million, which remained relatively unchanged from the total at September 30, 2000. At March 31, 2001, the allowance represented approximately .23% of the total loan portfolio and 43.0% of total nonperforming loans. Nonperforming loans totaled $2.3 million and $1.2 million at March 31, 2001 and September 30, 2000, respectively. At March 31, 2001, the ratio of total nonperforming loans to total loans amounted to .55% compared to .28% at September 30, 2000. It is management's belief that such nonperforming loans are adequately collateralized and no loss is anticipated. Although management believes that its allowance for loan losses at March 31, 2001 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $314.3 million at March 31, 2001, an increase of $4.4 million, or 1.4%, over September 30, 2000 levels. The increase was primarily attributable to growth in transaction deposits. Advances from the Federal Home Loan Bank ("FHLB") and other borrowings totaled $114.9 million at March 31, 2001, a decrease of $845,000, or .7%, from September 30, 2000 levels. Management used proceeds from deposit growth to repay overnight borrowings and to fund new loan originations.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2000 to March 31, 2001 (continued)

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 2001, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six-Month Periods ended March 31, 2001 and 2000

General

The Corporation recorded net earnings for the six months ended March 31, 2001, totaling $1.8 million, compared to net earnings of $1.7 million for the six months ended March 31, 2000. The increase in earnings was comprised of a $401,000 increase in other income and a $274,000 decrease in general, administrative and other expense, which were partially offset by a $498,000 decrease in net interest income and a $45,000 increase in the provision for losses on loans.

Net Interest Income

Interest income on loans and mortgage-backed securities increased by $212,000, or 1.3%, for the six months ended March 31, 2001, compared to the same period in fiscal 2000. The increase resulted primarily from a 20 basis point increase in average yield, to 8.03% for the six months ended March 31, 2001, which was partially offset by a decrease of $5.5 million in the weighted-average balance outstanding, period to period.

Interest income on investment securities and interest-bearing deposits decreased by $27,000, or 3.3%, for the six months ended March 31, 2001, compared to the same period in fiscal 2000. The decrease resulted primarily from a decrease of $919,000 in the weighted average balance outstanding and a decline in average yield of one basis point, to 5.58%. During the period, management elected to replace U.S. Treasury securities which had matured or been sold with U.S. Government Agency securities with higher yields and similar maturities.

Interest expense on deposits increased by $738,000, or 9.7%, for the six months ended March 31, 2001, compared to the same period in fiscal 2000. The increase was primarily attributable to a $1.7 million increase in weighted-average deposits outstanding, coupled with a 45 basis point increase in the weighted-average rate year to year. The weighted-average cost of deposits amounted to 5.37% and 4.92% for the six months ended March 31, 2001 and 2000, respectively.

Interest expense on borrowings decreased by $55,000, or 1.5%, during the six months ended March 31, 2001, compared to the same period in fiscal 2000, primarily due to a decrease of $10.9 million in the weighted-average balance outstanding, period to period. This decrease was partially offset by a 48 basis point increase in the weighted-average rate, period to period.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods ended March 31, 2001 and 2000 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $498,000, or 7.7%, to $5.9 million for the six months ended March 31, 2001, compared to the same period in 2000. The interest rate spread decreased by 25 basis points, to 2.21% for the six months ended March 31, 2001, while the net interest margin decreased by 18 basis points, to 2.60% for the six months ended March 31, 2001, compared to 2.78% for the six months ended March 31, 2000.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $90,000 provision for losses on loans during the six-month period ended March 31, 2001, compared to a provision of $45,000 recorded in the 2000 period. The current period provision reflects a $2.4 million, or 7.8%, increase in the nonresidential loan portfolio, as well as the overall increase in delinquent and nonperforming loans. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

The  following  tables  set  forth  information   regarding   delinquent  loans,
nonperforming assets and the allowance for loan losses.

                                                            March 31,             September 30,
                                                                 2001                      2000
                                                                      (Dollars in thousands)
Loans delinquent
  30 to 89 days                                               $ 7,910                    $5,018
  90 or more days                                               2,350                     1,227
                                                               ------                     -----

         Total delinquent loans                               $10,260                    $6,245
                                                               ======                     =====

Loans accounted for on nonaccrual basis                       $ 2,216                    $1,227
Loans greater than 90 days and still accruing                     134                        -
Other real estate owned                                           610                       716
                                                               ------                     -----

         Total nonperforming assets                           $ 2,960                    $1,943
                                                               ======                     =====

Allowance for loan losses                                     $ 1,007                    $1,000
                                                               ======                     =====

Allowance for loan losses to total loans                         0.23%                     0.23%
Allowance for loan losses to nonperforming loans                42.85%                    81.50%
Allowance for loan losses to nonperforming assets               34.02%                    51.47%
Nonperforming loans to total loans                               0.55%                     0.27%

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods ended March 31, 2001 and 2000 (continued)


Provision for Losses on Loans (continued)

During the six months ended March 31, 2001, net charge-offs totaled $83,000. The Company increased its provision for losses on loans by providing $90,000 and $45,000 as charges to earnings for the six months ended March 31, 2001 and 2000, respectively. Management deemed it prudent to increase the provision due to the increase in nonperforming assets period to period, and based upon actual charge-offs incurred during the six months ended March 31, 2001. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurance can be given that the level of allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Other Income

Other income increased by $401,000, or 67.7%, for the six months ended March 31, 2001, compared to the 2000 period, primarily due to a $346,000 increase in gain on sale of mortgage loans, coupled with the effects of a $79,000 gain on sale of investment securities available for sale and a $16,000 increase in other operating income, which were partially offset by a $35,000 decrease in mortgage servicing fees and a $5,000 loss on sale of real estate acquired through foreclosure. The increase in gain on sale of loans can be attributed to an increase in sales volume year to year.

General, Administrative and Other Expense

General, administrative and other expense decreased by $274,000, or 6.3%, for the six months ended March 31, 2001, compared to the same period in 2000. The decrease consisted of declines in other operating expenses of $79,000, or 11.7%, advertising of $94,000, or 49.0%, federal deposit insurance premiums of $55,000, or 64.0%, occupancy and equipment of $40,000, or 4.4%, and employee compensation and benefits of $14,000, or .6%. These decreases were partially offset by an increase in franchise taxes of $8,000, or 4.4%. During the first quarter of fiscal 2001, management implemented cost reduction programs which resulted in the decline in expenses. In addition, the Company's reduced growth rate resulted in a decreased risk classification and corresponding decline in federal deposit insurance premiums period to period.

Federal Income Taxes

The provision for federal income taxes amounted to $941,000 for the six months ended March 31, 2001, an increase of $43,000, or 4.8%, over the same period in 2000. The increase was due solely to the increase in earnings before income taxes of $132,000, or 5.0%, as the effective tax rates were 34.2% and 34.3% for the six-month periods ended March 31, 2001 and 2000, respectively.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      ND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended March 31, 2001 and 2000

General

The Corporation recorded net earnings for the three months ended March 31, 2001, totaling $912,000, compared to net earnings of $827,000 for the same period in 2000, an increase of $85,000, or 10.3%. The increase in earnings was comprised of a $247,000 increase in other income and a $140,000 decrease in general, administrative and other expense, which were partially offset by a $236,000 decrease in net interest income and a $23,000 increase in the provision for losses on loans.

Net Interest Income

Interest income on loans and mortgage-backed securities decreased by $34,000, or
 .4%, for the three months ended March 31, 2001, compared to the same period in 2000. The decrease resulted primarily from a $7.1 million decline in the weighted-average balance outstanding, period to period, which was partially offset by an increase in average yield of 10 basis points to 7.94% for the three months ended March 31, 2001.

Interest income on investment securities and interest-bearing deposits decreased by $27,000, or 6.4%, for the three months ended March 31, 2001, compared to the same quarter in 2000. Quarter to quarter yield decreased by 21 basis points, to 5.49% for the three months ended March 31, 2001, and the average balance declined by $806,000, period to period. During the quarter, management elected to replace U.S. Treasury securities which had matured or been sold with U.S. Government Agency securities with higher yields and similar maturities.

Interest expense on deposits increased by $312,000, or 8.2%, for the three months ended March 31, 2001 compared to the same period in 2000. The increase was primarily attributable to a $2.6 million increase in weighted-average deposits outstanding, coupled with a 36 basis point increase in the weighted-average rate year to year. The weighted-average cost of deposits amounted to 5.28% and 4.92% for the three months ended March 31, 2001 and 2000, respectively.

Interest expense on borrowings decreased by $137,000, or 7.0%, during the three months ended March 31, 2001, compared to the same period in 2000, primarily due to a decrease in the weighted-average balance outstanding of $12.2 million, period to period. This decrease was partially offset by an increase in the weighted-average rate of 17 basis points, amounting to 6.29% and 6.12% for the three months ended March 31, 2001 and 2000, respectively.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $236,000, or 7.3%, to $3.0 million for the three months ended March 31, 2001, compared to the same period in 2000. The interest rate spread decreased by 20 basis points, to 2.23% for the three months ended March 31, 2001, while the net interest margin decreased by 15 basis points, to 2.61% for the three months ended March 31, 2001, compared to 2.76% for the three months ended March 31, 2000.

                          Winton Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended March 31, 2001 and 2000 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $45,000 provision for losses on loans during the three-month period ended March 31, 2001, compared to a provision of $22,000 recorded in the 2000 period. The current period provision reflects the growth in the nonresidential loan portfolio and the increase in delinquent and nonperforming loans. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $247,000, or 79.9%, for the three months ended March 31, 2001, compared to the 2000 period, primarily due to a $190,000 increase in gain on sale of mortgage loans, coupled with the effects of a $70,000 gain on sale of investment securities available for sale, a $10,000 increase in other operating income and a $3,000 gain on sale of real estate acquired through foreclosure, which were partially offset by a $26,000 decrease in mortgage servicing fees.

General, Administrative and Other Expense

General, administrative and other expense decreased by $140,000, or 6.2%, for the three months ended March 31, 2001, compared to the same period in 2000. The decrease consisted of declines in other operating expenses of $31,000, or 9.3%, advertising of $61,000, or 53.5%, federal deposit insurance premiums of $24,000, or 61.5%, occupancy and equipment of $15,000, or 3.2%, and employee compensation and benefits of $11,000, or .9%. Management continued its cost reduction programs which resulted in the decline in expenses. In addition, the Company's reduced growth rate resulted in a decreased risk classification and corresponding decline in federal deposit insurance premiums period to period.

Federal Income Taxes

The provision for federal income taxes amounted to $474,000 for the three months ended March 31, 2001, an increase of $43,000, or 10.0%, as compared to the same period in 2000. The increase was due solely to the increase in earnings before income taxes of $128,000, or 10.2%, as the effective tax rates were 34.2% and 34.3% for the three-month periods ended March 31, 2001 and 2000, respectively.


Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2000.

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

         (a)      None

         (b)      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      May 14, 2001                        By: /s/Robert L. Bollin
       -----------------------                     --------------------------
                                                     Robert L. Bollin
                                                     President





Date:      May 14, 2001                        By: /s/Jill M. Burke
       -----------------------                     --------------------------
                                                     Jill M. Burke
                                                     Chief Financial Officer