Form 10-Q
period 2001-06-30
WINTON FINANCIAL CORP
filed 2001-08-14
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2001
                                -----------------------------------------

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

Yes [X]           No  [   ]

As of August 10, 2001, the latest practicable date, 4,438,014 shares of the registrant's common stock, no par value, were issued and outstanding.










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

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         June 30,         September 30,
         ASSETS                                                                              2001                  2000

Cash and due from banks                                                                  $  1,551              $  1,351
Interest-bearing deposits in other financial institutions                                   6,676                   672
                                                                                          -------               -------
         Cash and cash equivalents                                                          8,227                 2,023

Investment securities available for sale - at market                                       14,687                 4,273
Investment securities held to maturity - at cost, approximate market
  value of $15,661 at September 30, 2000                                                       -                 15,757
Mortgage-backed securities available for sale - at market                                     290                   345
Mortgage-backed securities held to maturity - at cost, approximate market value of $7,525 and $11,850 at June 30, 2001 and
  September 30, 2000, respectively                                                          7,662                12,267
Loans receivable - net                                                                    419,527               413,904
Loans held for sale - at lower of cost or market                                            1,084                 1,543
Office premises and equipment - net                                                         3,292                 3,418
Real estate acquired through foreclosure                                                      607                   716
Federal Home Loan Bank stock - at cost                                                      7,329                 6,941
Accrued interest receivable                                                                 3,075                 3,245
Prepaid expenses and other assets                                                             646                   502
Intangible assets - net                                                                       234                   280
                                                                                          -------               -------

         Total assets                                                                    $466,660              $465,214
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $319,892              $309,889
Advances from the Federal Home Loan Bank                                                  104,347               113,720
Other borrowed money                                                                        2,000                 2,000
Accounts payable on mortgage loans serviced for others                                        704                   786
Advance payments by borrowers for taxes and insurance                                         439                 1,148
Other liabilities                                                                           1,427                 1,678
Accrued federal income taxes                                                                   60                   274
Deferred federal income taxes                                                               1,800                 1,713
                                                                                          -------               -------
         Total liabilities                                                                430,669               431,208

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value
    authorized; no shares issued                                                               -                     -
  Common stock - 18,000,000 shares without par value
    authorized; 4,438,014 and 4,412,014 shares issued and outstanding
    at June 30, 2001 and September 30, 2000, respectively                                      -                     -
  Additional paid-in capital                                                               10,142                 9,972
  Retained earnings - restricted                                                           25,260                23,593
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                              589                   441
                                                                                          -------               -------
         Total shareholders' equity                                                        35,991                34,006
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $466,660              $465,214
                                                                                          =======               =======

                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)


                                                                     Nine months ended               Three months ended
                                                                         June 30,                         June 30,
                                                                   2001           2000              2001           2000
Interest income
  Loans                                                         $25,041        $25,058            $8,259         $8,490
  Mortgage-backed securities                                        549            586               160            195
  Investment securities                                             773            906               229            289
  Interest-bearing deposits and other                               427            330               172            121
                                                                 ------         ------             -----          -----
         Total interest income                                   26,790         26,880             8,820          9,095

Interest expense
  Deposits                                                       12,488         11,668             4,134          4,052
  Borrowings                                                      5,358          5,648             1,679          1,914
                                                                 ------         ------             -----          -----
         Total interest expense                                  17,846         17,316             5,813          5,966
                                                                 ------         ------             -----          -----

         Net interest income                                      8,944          9,564             3,007          3,129

Provision for losses on loans                                       135             83                45             38
                                                                 ------         ------             -----          -----

         Net interest income after provision
           for losses on loans                                    8,809          9,481             2,962          3,091

Other income
  Gain on sale of mortgage loans                                    827            267               355            141
  Mortgage-servicing fees                                           141            225                21             70
  Gain on sale of investment securities                             131              8                52              8
  Other operating                                                   482            476               160            165
                                                                 ------         ------             -----          -----
         Total other income                                       1,581            976               588            384

General, administrative and other expense
  Employee compensation and benefits                              3,406          3,372             1,134          1,086
  Occupancy and equipment                                         1,300          1,347               433            440
  Franchise taxes                                                   287            275                96             92
  Federal deposit insurance premiums                                 46            125                15             39
  Amortization of intangible assets                                  46             46                15             15
  Advertising                                                       153            259                55             67
  Other operating                                                   952            973               355            297
                                                                 ------         ------             -----          -----
         Total general, administrative and other expense          6,190          6,397             2,103          2,036
                                                                -------        -------             -----          -----

         Earnings before income taxes                             4,200          4,060             1,447          1,439

Federal income taxes
  Current                                                         1,425          1,315               532            457
  Deferred                                                           11             77               (37)            37
                                                                 ------         ------             -----          -----
         Total federal income taxes                               1,436          1,392               495            494
                                                                 ------         ------             -----          -----

         NET EARNINGS                                           $ 2,764        $ 2,668            $  952         $  945
                                                                 ======         ======             =====          =====

         EARNINGS PER SHARE
           Basic                                                   $.62           $.61              $.21           $.21
                                                                    ===            ===               ===            ===

           Diluted                                                 $.61           $.58              $.21           $.21
                                                                    ===            ===               ===            ===

         Dividends per share                                     $0.2475         $0.24            $0.0825         $0.08
                                                                  ======          ====             ======          ====

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                       Nine months ended              Three months ended
                                                                            June 30,                       June 30,
                                                                       2001         2000              2001         2000
Net earnings                                                         $2,764       $2,668           $   952         $945

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $121, $(145), $76 and
    $(66) for the nine and three months ended June 30, 2001
    and 2000, respectively                                              234         (271)              147         (124)

  Reclassification adjustment for realized gains included in earnings, net of tax of $45, $3, $18 and $3 for the nine
    and three months ended June 30, 2001 and 2000, respectively         (86)          (5)              (34)          (5)
                                                                      -----        -----             -----          ---

Comprehensive income                                                 $2,912       $2,392            $1,065         $816
                                                                      =====        =====             =====          ===

Accumulated comprehensive income                                     $  589       $  328            $  589         $328
                                                                      =====        =====             =====          ===


                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)
                                                                                               2001                2000
Cash flows from operating activities:
  Net earnings for the period                                                               $ 2,764             $ 2,668
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments and
      mortgage-backed securities                                                                 47                  41
    Amortization of deferred loan origination fees                                              (51)                (36)
    Depreciation                                                                                346                 405
    Amortization of intangible assets                                                            46                  46
    Provision for losses on loans                                                               135                  83
    Gain on sale of mortgage loans                                                             (783)               (188)
    Loans disbursed for sale in the secondary market                                        (71,593)            (36,777)
    Proceeds from sale of loans in the secondary market                                      72,835              35,856
    Loss on sale of real estate acquired through foreclosure                                      5                  -
    Gain on sale of investment securities                                                      (131)                 (8)
    Federal Home Loan Bank stock dividends                                                     (388)               (345)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans, mortgage-backed securities
        and investments                                                                         170                 (89)
      Prepaid expenses and other assets                                                        (144)               (128)
      Accounts payable on mortgage loans serviced for others                                    (82)                (26)
      Other liabilities                                                                        (251)               (428)
      Federal income taxes
        Current                                                                                (214)                292
        Deferred                                                                                 11                  77
                                                                                             ------              ------
         Net cash provided by operating activities                                            2,722               1,443

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                          4,644               1,022
  Proceeds from maturity of investment securities                                             1,750                  -
  Proceeds from maturity/calls of investment securities designated as
    available for sale                                                                        6,900                 500
  Proceeds from sale of investment securities designated as available for sale               10,953               1,500
  Purchase of investment securities designated held to maturity                                  -               (1,255)
  Purchase of investment securities designated as available for sale                        (13,936)                 -
  Loan principal repayments                                                                  84,406              64,870
  Loan disbursements                                                                        (90,113)            (74,021)
  Proceeds from the sale of real estate acquired through foreclosure                            119                  -
  Purchase of office premises and equipment                                                    (207)               (202)
  Additions to real estate acquired through foreclosure                                         (28)               (168)
  Purchase of Federal Home Loan Bank stock                                                       -                 (543)
                                                                                             ------              ------
         Net cash provided by (used in) investing activities                                  4,488              (8,297)
                                                                                             ------              ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                               7,210              (6,854)
                                                                                             ------              ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                               2001                2000
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                             $ 7,210             $(6,854)

Cash flows from financing activities:
  Net increase in deposit accounts                                                           10,003               7,222
  Proceeds from Federal Home Loan Bank advances                                              37,000              54,350
  Repayment of Federal Home Loan Bank advances                                              (46,373)            (52,493)
  Advances by borrowers for taxes and insurance                                                (709)               (830)
  Proceeds from exercise of stock options                                                       170                  52
  Dividends paid on common stock                                                             (1,097)             (1,058)
                                                                                             ------              ------
         Net cash provided by (used in) financing activities                                 (1,006)              7,243
                                                                                             ------              ------

Net increase in cash and cash equivalents                                                     6,204                 389

Cash and cash equivalents at beginning of period                                              2,023               2,081
                                                                                             ------              ------

Cash and cash equivalents at end of period                                                  $ 8,227             $ 2,470
                                                                                             ======              ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                    $ 1,320             $ 1,027
                                                                                             ======              ======

    Interest on deposits and borrowings                                                     $18,081             $17,249
                                                                                             ======              ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                          $    28             $   168
                                                                                             ======              ======

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                              $   148             $  (276)
                                                                                             ======              ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                            $    44             $    79
                                                                                             ======              ======

  Transfer of investment securities from held to maturity to an
    available for sale classification                                                       $14,002             $    -
                                                                                             ======              ======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the nine and three month periods ended June 30, 2001 and 2000


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2000. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and its wholly-owned subsidiary, The Winton Savings and Loan Co. ("Winton Savings" or the "Company"). All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

                          Winton Financial Corporation

        For the nine and three month periods ended June 30, 2001 and 2000


3.       Effects of Recent Accounting Pronouncements (continued)

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of the goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting unit's fair value as the "purchase price." Therefore, the goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

         An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. Calendar year end companies may not adopt early. Until adoption of SFAS No. 142, existing goodwill continues to be amortized and tested for impairment under previously existing standards. As of the date SFAS No. 142 is adopted and based on the company's current reporting structure, reporting units should be established; net assets should be assigned to reporting units, unless they do not relate to a reporting unit; and goodwill should be assigned to one or more reporting units.

         Within six months of adopting SFAS No. 142, a company must have completed the first step of the goodwill transitional impairment test: a comparison, as of the beginning of the fiscal year, of each reporting unit's fair value with its carrying value. If the carrying value exceeds fair value, the second step - calculating the amount of goodwill impairment as of the beginning of the fiscal year - would be required as soon as possible, but no later than the end of the fiscal year. Any transitional impairment loss would be reported as a change in accounting principle in the first interim period financial statements of the implementation year, regardless of when the loss measurement is completed. After completion of the first step of the transitional test, a company should disclose which segments might have to recognize an impairment loss and when the potential loss would be measured.

                          Winton Financial Corporation

        For the nine and three month periods ended June 30, 2001 and 2000


3.       Effects of Recent Accounting Pronouncements (continued)

         If an impairment indicator arises before the completion of the transition testing, a full impairment test would be required as soon as possible. Any goodwill impairment resulting from this test should be reported as an impairment loss, not as a change in accounting principle. SFAS No. 142 is not expected to have a material effect on the Corporation's financial position or results of operations.

         The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

4.       Earnings Per Share

         Basic earnings per share for the nine and three month periods ended June 30, 2001 is computed based on 4,426,769 and 4,438,014 weighted-average shares outstanding, respectively.

         Basic earnings per share for the nine and three month periods ended June 30, 2000 is computed based on 4,407,591 and 4,411,514 weighted-average shares outstanding, respectively.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,527,232 and 4,528,378 for the nine and three month periods ended June 30, 2001, and 4,561,925 and 4,532,980, respectively, for the nine and three month periods ended June 30, 2000, respectively.

         Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 100,463 and 90,364 for the nine and three month periods ended June 30, 2001, and 154,334 and 121,466 for the nine and three month periods ended June 30, 2000.

         Options to purchase 427,500 and 193,000 shares of common stock with a respective weighted-average exercise price of $10.49 and $12.55 were outstanding at June 30, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Discussion of Financial  Condition  Changes from  September 30, 2000 to June 30,
2001

The Corporation had total assets of $466.7 million at June 30, 2001, an increase of $1.4 million, or 0.3%, over the September 30, 2000 total. The increase in assets was attributed to a $5.2 million increase in loans receivable, including loans held for sale, and a $6.2 million increase in cash and interest bearing deposits in other financial institutions. These increases were partially offset by a decline in investment and mortgage-backed securities of $10.0 million. The growth in assets was funded primarily by a $10.0 million increase in deposits and undistributed net earnings of $1.7 million, which were partially offset by a $9.4 million decline in advances from the Federal Home Loan Bank ("FHLB").

Cash and cash equivalents totaled $8.2 million at June 30, 2001, an increase of $6.2 million over the balance at September 30, 2000. Investment securities totaled approximately $14.7 million at June 30, 2001, a decrease of approximately $5.3 million, or 26.7%, from September 30, 2000 levels. During the period, the Corporation reclassified $14.0 million in investment securities held to maturity to an available for sale classification in accordance with the adoption of SFAS No. 133. The decrease in investment securities resulted from sales, maturities and calls which totaled $19.6 million, which were partially offset by purchases of $13.9 million.

Mortgage-backed securities totaled $8.0 million at June 30, 2001, a decrease of approximately $4.7 million, or 36.9%, from September 30, 2000, attributable to calls and principal repayments during the period.

Loans receivable and loans held for sale totaled $420.6 million at June 30, 2001, an increase of $5.2 million, or 1.2%, over the level at September 30, 2000. The increase resulted from $161.7 million in loan originations, which exceeded sales and principal repayments of $156.5 million. Loan originations during the nine-month period ended June 30, 2001, were comprised predominately of loans secured by one- to four-family residential real estate. During the period, the consumers' preference changed to a fixed-rate product, which resulted in the volume of loans originated for sale in the secondary market increasing by $34.8 million, or 94.7%, as compared to the same period in fiscal 2000.

At June 30, 2001, the allowance for loan losses of Winton Savings totaled $1.0 million, an increase of $45,000, or 4.5%, over the total at September 30, 2000. At June 30, 2001, the allowance represented approximately 0.24% of the total loan portfolio and 40.0% of total nonperforming loans. Nonperforming loans totaled $2.6 million and $1.2 million at June 30, 2001 and September 30, 2000, respectively. The nonperforming loans at June 30, 2001, were comprised of a $1.8 million land loan with the remainder predominately one- to four-family residential loans. At June 30, 2001, the ratio of total nonperforming loans to total loans amounted to .60% compared to .28% at September 30, 2000. It is management's belief that such nonperforming loans are adequately collateralized and no loss is anticipated. Although management believes that its allowance for loan losses at June 30, 2001 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $319.9 million at June 30, 2001, an increase of $10.0 million, or 3.2%, over September 30, 2000 levels. The increase was primarily attributable to a $5.8 million increase in certificates of deposit and a $4.2 million increase in transaction accounts. Advances from the FHLB and other borrowings totaled $106.3 million at June 30, 2001, a decrease of $9.4 million, or 8.1%, from September 30, 2000 levels. Management used proceeds from deposit growth to repay overnight borrowings and to fund new loan originations.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2000 to June 30, 2001 (continued)

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 2001, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2001 and 2000

General

The Corporation recorded net earnings for the nine months ended June 30, 2001, totaling $2.8 million, an increase of $96,000, or 3.6%, compared to net earnings of $2.7 million for the nine months ended June 30, 2000. The increase in earnings was comprised of a $605,000 increase in other income and a $207,000 decrease in general, administrative and other expense, which were partially offset by a $620,000 decrease in net interest income, a $52,000 increase in the provision for losses on loans and a $44,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $25.6 million for the nine months ended June 30, 2001, a decrease of $54,000, or 0.2%, compared to the same period in fiscal 2000. The decrease resulted primarily from a $6.4 million decline in the weighted-average balance outstanding, which was partially offset by a 10 basis point increase in average yield period to period.

Interest income on investment securities and interest-bearing deposits decreased by $36,000, or 2.9%, for the nine months ended June 30, 2001, compared to the same period in fiscal 2000. The decrease resulted primarily from a decrease of $514,000 in the weighted-average balance outstanding and a decline in the average yield of seven basis points, to 5.56% for the nine month period ended June 30, 2001.

Interest expense on deposits totaled $12.5 million for the nine months ended June 30, 2001, an increase of $820,000, or 7.0%, compared to the same period in fiscal 2000. The increase was primarily attributable to a $1.5 million increase in weighted-average deposits outstanding, coupled with a 33 basis point increase in the weighted-average rate period to period. The weighted-average cost of deposits amounted to 5.31% and 4.98% for the nine months ended June 30, 2001 and 2000, respectively.

Interest expense on borrowings decreased by $290,000, or 5.1%, during the nine months ended June 30, 2001, compared to the same period in fiscal 2000, primarily due to a decrease of $10.1 million in the weighted-average balance outstanding, period to period. This decrease was partially offset by a 21 basis point increase in the weighted-average cost of borrowings, period to period.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2001 and 2000 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $620,000, or 6.5%, to $8.9 million for the nine months ended June 30, 2001, compared to the same period in 2000. The interest rate spread decreased by 19 basis points, to 2.23% for the nine months ended June 30, 2001, while the net interest margin decreased by 14 basis points, to 2.61% for the nine months ended June 30, 2001, compared to 2.75% for the nine months ended June 30, 2000.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $135,000 provision for losses on loans during the nine-month period ended June 30, 2001, compared to a provision of $83,000 recorded in the 2000 period. Management deemed it prudent to increase the provision due to the increase in nonperforming loans period to period, and based upon actual charge-offs of consumer loans totaling $90,000 incurred during the nine months ended June 30, 2001. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

The following tables set forth information regarding delinquent loans, nonperforming assets and the allowance for loan losses.

                                                             June 30,             September 30,
                                                                 2001                      2000
                                                                      (Dollars in thousands)
Loans delinquent
  30 to 89 days                                               $ 7,564                    $5,018
  90 or more days                                               2,591                     1,227
                                                               ------                     -----

         Total delinquent loans                               $10,155                    $6,245
                                                               ======                     =====

Loans accounted for on nonaccrual basis                       $ 2,264                    $1,227
Loans greater than 90 days and still accruing                     327                        -
Other real estate owned                                           607                       716
                                                               ------                     -----

         Total nonperforming assets                           $ 3,198                    $1,943
                                                               ======                     =====

Allowance for loan losses                                     $ 1,045                    $1,000
                                                               ======                     =====

Allowance for loan losses to total loans                         0.24%                     0.23%
Allowance for loan losses to nonperforming loans                40.33%                    81.50%
Allowance for loan losses to nonperforming assets               32.68%                    51.47%
Nonperforming loans to total loans                               0.54%                     0.27%

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2001 and 2000 (continued)

Provision for Losses on Loans (continued)

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in the Company's loan portfolio at this time, no assurance can be given that the level of the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Other Income

Other income totaled $1.6 million for the nine months ended June 30, 2001, an increase of $605,000, or 62.0%, compared to the 2000 period, primarily due to a $476,000 increase in mortgage banking income, coupled with a $123,000 increase in gain on sale of investment securities available for sale and a $6,000 increase in other operating income. The increase in mortgage banking income can be attributed to an increase in sales volume year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $6.2 million for the nine months ended June 30, 2001, a decrease of $207,000, or 3.2%, compared to the same period in 2000. The decrease consisted of declines in advertising expense of $106,000, or 40.9%, federal deposit insurance premiums of $79,000, or 63.2%, occupancy and equipment expense of $47,000, or 3.5%, and other operating expenses of $21,000, or 2.2%. These decreases were partially offset by an increase in employee compensation and benefits of $34,000, or 1.0%, and franchise taxes of $12,000, or 4.4%. During the first quarter of fiscal 2001, management implemented cost reduction programs which resulted in the decline in expenses. In addition, the Company's reduced growth rate resulted in a decreased risk classification and corresponding decline in federal deposit insurance premiums period to period.

Federal Income Taxes

The provision for federal income taxes amounted to $1.4 million for the nine months ended June 30, 2001, an increase of $44,000, or 3.2%, over the same period in 2000. The increase was due primarily to the increase in earnings before income taxes of $140,000, or 3.4%. The Corporation's effective tax rates were 34.2% and 34.3% for the nine-month periods ended June 30, 2001 and 2000, respectively.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2001 and 2000

General

The Corporation recorded net earnings for the three months ended June 30, 2001, totaling $952,000, compared to net earnings of $945,000 for the same period in 2000, an increase of $7,000, or 0.7%. The increase in earnings was comprised of a $204,000 increase in other income, which was partially offset by a $122,000 decrease in net interest income, a $67,000 increase in general, administrative and other expense and a $7,000 increase in the provision for losses on loans.

Net Interest Income

Interest income on loans and mortgage-backed securities decreased by $266,000, or 3.1%, for the three months ended June 30, 2001, compared to the same period in 2000. The decrease resulted primarily from an $8.0 million decline in the weighted-average balance outstanding, and a decrease in the average yield of 10 basis points, to 7.86% for the three months ended June 30, 2001.

Interest income on investment securities and interest-bearing deposits decreased by $9,000, or 2.2%, for the three months ended June 30, 2001, compared to the same quarter in 2000. Quarter to quarter yield decreased by 21 basis points, to 5.46% for the three months ended June 30, 2001, and the average balance increased by $466,000, period to period.

Interest expense on deposits increased by $82,000, or 2.0%, for the three months ended June 30, 2001 compared to the same period in 2000. The increase was primarily attributable to a $1.7 million increase in weighted-average deposits outstanding, coupled with a 7 basis point increase in the weighted-average rate period to period. The weighted-average cost of deposits amounted to 5.20% and 5.13% for the three months ended June 30, 2001 and 2000, respectively.

Interest expense on borrowings decreased by $235,000, or 12.3%, during the three months ended June 30, 2001, compared to the same period in 2000, primarily due to a decrease in the weighted-average balance outstanding of $11.6 million, and a decrease in the weighted-average cost of borrowings of 18 basis points, amounting to 6.17% and 6.35% for the three months ended June 30, 2001 and 2000, respectively.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $122,000, or 3.9%, to $3.0 million for the three months ended June 30, 2001, compared to the same period in 2000. The interest rate spread decreased by 10 basis points, to 2.25% for the three months ended June 30, 2001, while the net interest margin decreased by 6 basis points, to 2.63% for the three months ended June 30, 2001, compared to 2.69% for the three months ended June 30, 2000.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2001 and 2000 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $45,000 provision for losses on loans during the three-month period ended June 30, 2001, compared to a provision of $38,000 recorded in the 2000 period. The current period provision reflects an increase in delinquent and nonperforming loans. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income increased by $204,000, or 53.1%, for the three months ended June 30, 2001, compared to the 2000 period, primarily due to a $165,000, or 78.2%, increase in mortgage banking income, coupled with a $44,000 increase in gain on sale of investment securities available for sale, which were partially offset by a $5,000, or 3.0%, decrease in other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $67,000, or 3.3%, for the three months ended June 30, 2001, compared to the same period in 2000. The following expenses increased: other operating - $58,000, or 19.5%; employee compensation and benefits - $48,000, or 4.4%; and franchise tax - $4,000, or 4.3%, quarter to quarter. These increases were partially offset by declines in federal deposit insurance premiums of $24,000, or 61.5%, advertising expense of $12,000, or 17.9%, and occupancy and equipment expense of $7,000, or 1.6%. Employee compensation increased quarter to quarter due to normal merit increases and seasonal staffing. Other operating expenses increased quarter to quarter due to increased charitable contributions, supervisory examination expenses, and losses on returned checks. Due to the decline in growth and corresponding increase in capital, the Company was classified in a decreased risk classification resulting in lower federal deposit insurance premiums period to period.

Federal Income Taxes

The provision for federal income taxes amounted to $495,000 for the three months ended June 30, 2001, an increase of $1,000, or 0.2%, as compared to the same period in 2000. The increase was due primarily to the increase in earnings before income taxes of $8,000, or 0.6%, as the effective tax rates were 34.2% and 34.3% for the three-month periods ended June 30, 2001 and 2000, respectively.


Quantitative and Qualitative Disclosures About Market Risk

There has been no adverse material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2000.

                          Winton Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

          On August 13, 2001, The Winton Savings and Loan Co. announced the signing of a definitive agreement for the sale of all of the deposit liabilities of the Winton Savings branch at 101 W. Central Parkway to Foundation Savings Bank. The agreement provides that the deposits will be transferred to Foundation's office at 25 Garfield Place.

          The transaction is expected to close in late 2001, subject to the receipt of regulatory approvals, and other customary conditions of closing. The Winton branch is expected to close in late 2001, subject to proper notification and regulatory approvals.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:                 None.

         (b)  Reports on Form 8-K:      On April 24, 2001, the  Corporation
                                        filed a Form 8-K announcing a
                                        repurchase program through which up
                                        to 5% of the Corporation's outstanding
                                        common shares may periodically be
                                        repurchased in the open market during
                                        the next twelve months.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 13, 2001                      By: /s/Robert L. Bollin
       ----------------------                       -----------------------
                                                    Robert L. Bollin
                                                    President





Date:      August 13, 2001                      By: /s/Jill M. Burke
       ----------------------                       -----------------------
                                                    Jill M. Burke
                                                    Chief Financial Officer