Form 10-K
period 2001-09-30
WINTON FINANCIAL CORP
filed 2001-12-26
CIK 857907

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the Fiscal Year September 30, 2001
                               OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the transition period from ______________to___________________

                         Commission File Number: 0-18993
                                                 --------

                          WINTON FINANCIAL CORPORATION
                        --------------------------------
                 (Name of small business issuer in its charter)
            Ohio                                                31-1303854
-------------------------------                            ------------------
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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                            ------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
               -------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the issuer's revenues for its most recent fiscal year:  $37.9 million

Based upon the last sale price quoted by The American Stock Exchange as of December 3, 2001 the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was $33.5 million.

At December 3, 2001 there were 4,445,054 of the Registrant's Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-KSB:     Safe Harbor Under the Private Securities Litigation
                           Reform Act of 1995 in Exhibit 99.1.
Part II of Form 10-KSB:    Portions of the Annual Report to Shareholders for the
                           fiscal year ended September 30, 2001, in Exhibit 13.
Part III of Form 10-KSB:   Proxy Statement for 2002 Annual Meeting of
                           Shareholders in Exhibit 20.

                                     PART I

Item 1.          Description of Business

General

        Winton Financial Corporation, an Ohio corporation ("WFC"), owns all of the issued and outstanding common shares of Winton, a savings and loan association incorporated under the laws of the State of Ohio ("Winton"). As a unitary savings and loan holding company, WFC, through Winton, is engaged in the savings and loan business.

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

        Winton conducts business from a loan production office in Western Hills, Ohio, and its seven full-service offices in Hamilton County, Ohio, and serves a primary market area which includes Southwestern Ohio, Southeastern Indiana and Northern Kentucky.

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

         Loan Portfolio Composition. The following table sets forth certain information concerning the composition of Winton's loan portfolio at the dates indicated:

                                                                            At September 30,
                                                        2001                     2000                    1999
                                                        -----                    -----                   -----
                                                  Amount          %        Amount          %        Amount        %
                                                ----------     ------    ----------     ------   ----------     ------
                                                                        (Dollars in thousands)
Real estate loans:
   One- to four-family (1)                        $226,684       52.6%     $223,698       53.8%     $226,586      54.8%
   Multifamily                                      79,003       18.3        77,870       18.7        80,309      19.4
   Land and lot                                      3,836         .9         3,502         .8         4,546       1.1
   Nonresidential                                   86,056       20.0        75,127       18.1        74,233      17.9
Construction loans (2)                              36,431        8.4        37,638        9.1        32,655       7.9
Consumer and other loans (3)                        15,186        3.5        15,241        3.7        11,709       2.8
                                                   -------      -----       -------      -----       -------     -----
                                                   447,196      103.7       433,076      104.2       430,038     103.9
Less:
  Loans in process                                 (13,930)      (3.2)      (16,046)      (3.9)      (15,070)     (3.6)
  Deferred loan origination fees                      (748)       (.2)         (583)       (.1)         (486)      (.1)
  Allowance for loan losses                         (1,194)       (.3)       (1,000)       (.2)         (932)      (.2)
                                                   -------      -----       -------      -----       -------     -----

    Total loans                                   $431,324      100.0%     $415,447      100.0%     $413,550     100.0%
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


        Loan Maturity. The following table sets forth certain information, as of September 30, 2001, regarding the dollar amount of loans maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.

                                                                     Due over        Due over
                                                                    3 years to      5 years to       Due over
                                 Due in     Due in      Due in    5 years after   10 years after  10 years after
                                  2002       2003        2004         9/30/01         9/30/01         9/30/01       Total
                                --------   --------    --------   -------------   -------------   -------------    -------
                                                                       (In thousands)
Real estate loans:
   One- to-four family (1)       $18,421     $  287     $  671          $2,041         $17,036        $188,228     $226,684
   Multifamily                       366      1,963        131             139          12,567          63,837       79,003
   Land and lot                      430        442        431           1,926              27             580        3,836
   Nonresidential                    599        145        966           1,868          18,937          63,541       86,056
Construction loans (2)            31,702      3,389      1,100               -               -             240       36,431
Consumer and other loans (3)       8,031        768      1,709           2,352           1,254           1,072       15,186
                                  ------      -----      -----           -----          ------         -------      -------
Total                            $59,549     $6,994     $5,008          $8,326         $49,821        $317,498     $447,196
                                  ======      =====      =====           =====          ======         =======      =======

-----------------------------

(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2)  Includes   loans   secured   by   one-to   four-family,   multifamily   and
     nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.

        The following table sets forth the dollar amount of all loans due after September 30, 2002, before net items, that have predetermined interest rates and floating or adjustable interest rates:

                                                       Predetermined          Floating or
                                                              rates         adjustable rates            Total
                                                      ---------------       ----------------            -----
                                                                             (In thousands)
Real estate loans:
   One- to-four family                                    $163,560               $44,703              $208,263
   Multifamily                                              35,112                43,525                78,637
   Land and lot                                                160                 3,246                 3,406
   Nonresidential                                           64,898                20,559                85,457
Construction loans                                           2,065                 2,664                 4,729
Consumer and other loans                                     6,228                   927                 7,155
                                                           -------               -------              -------
     Total                                                $272,023              $115,624              $387,647
                                                           =======               =======               =======


        One- to Four-Family Real Estate Loans. The primary lending activity of Winton is the origination of conventional loans secured by one- to four-family residential properties located within Winton's primary market area. At September 30, 2001, a total of $226.7 million, or approximately 52.6%, of Winton's total loans consisted of one- to four-family residential real estate loans. The outstanding balance of Winton's largest one- to four-family real estate loan was $357,000 at September 30, 2001.

        Subject to OTS regulations regarding safety and soundness, there are no limits on the aggregate amount of assets Winton may invest in one- to four-family loans. OTS regulations and Ohio law limit the amount which Winton may lend to a single borrower in relationship to the appraised value of the real estate and improvements thereon at the time of loan origination. In accordance with such regulations, Winton makes loans on single-family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Winton also makes loans over the 95% LTV, though most of those loans are generally sold in the secondary market. Generally, Winton requires private mortgage insurance and/or charges premium interest rates for loans over 80% LTV.

        Winton offers fixed interest rates on its one- to four-family real estate loans with terms of up to 30 years. Winton also offers mortgage loans with adjustable interest rates ("ARMs") with adjustment periods of generally one or three years. Winton determines the interest rates initially charged on ARMs and the new rate at each adjustment date by adding a stated margin to the one-year constant maturity treasury or three-year United States Treasury bill rate at the time it originates the loan. Winton sets the initial interest rate for a three-year ARM slightly higher than for the one-year ARM to compensate for the increased exposure to risk resulting from interest-rate fluctuations during the adjustment period. The maximum adjustment at each adjustment date for one-year ARMs is usually 2%, with a maximum adjustment of 6% over the term of the loan. The maximum adjustment on three-year ARMs presently originated by Winton is 2% at each adjustment date, with a maximum adjustment of 6% over the life of the loan. None of Winton's ARMs has negative amortization features.

        The one- to four-family real estate mortgage loans offered by Winton are usually originated for terms of 10 to 30 years. Due to the general long-term nature of an investment in mortgage loans, such loans could have an adverse effect upon the earnings spread of an association if such loans do not reprice as quickly as the association's cost of funds. To minimize such effect, Winton sells such fixed rate mortgages in the secondary market. Furthermore, experience during recent years reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods which are substantially shorter than the maturity of such loans.

        At September 30, 2001, Winton had nonperforming loans totaling $910,000 in its one- to four-family portfolio. Winton considers a loan nonperforming when, in the opinion of management, the collection of additional interest on the loan is unlikely, the loan meets non-accrual criteria as established by regulatory authorities, or the loan is accruing interest but is more than 90 days past due.

        Multifamily Real Estate Loans. Winton originates adjustable- and fixed-rate loans secured by multifamily properties containing over four units. At September 30, 2001, a total of $79.0 million, or approximately 18.3%, of Winton's total loans consisted of multifamily real estate loans. The outstanding balance of Winton's largest multifamily real estate loan was $4.0 million at September 30, 2001.

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

        At September 30, 2001, Winton had no nonperforming loans in its multifamily real estate portfolio.

        Land and Lot Loans. Winton originates loans to individuals and to builders secured by mortgages on unimproved developed real estate upon which residential properties will be constructed. At September 30, 2001, a total of $3.8 million, or approximately 0.9%, of Winton's total loans consisted of land and lot loans. Ohio regulations limit the amount of any land and lot loan for a single person to two percent of total assets of the association. The outstanding balance of Winton's largest land and lot loan was $243,000, or 0.05% of Winton's total assets, at September 30, 2001. A developed building lot loan is generally made for a 20-year term with a five-year balloon payment of principal due upon expiration of the loan term and generally a maximum LTV of 75%.

        Loans on unimproved development real estate are generally considered to be subject to a higher degree of risk because the borrower typically depends on a sale of the property or the later improvement of the property to cover debt service. The ability to sell or develop unimproved real estate is affected by economic conditions, government policies and other factors beyond the control of the borrower. These risks are increased if the unimproved real estate is for an entire subdivision rather than a single residential lot. Winton reviews the viability of the unimproved real estate for improvement and sale and evaluates the credit-worthiness of the borrowers for these loans.

        At September 30, 2001, Winton had no nonperforming loans in its land and lot loan portfolio.

        Nonresidential Real Estate Loans. Winton originates real estate loans secured by nonresidential real estate, including loans secured by retail, office and other types of business facilities located in its primary market area. At September 30, 2001, a total of $86.1 million, or approximately 20.0%, of Winton's total loans consisted of nonresidential real estate loans. The outstanding balance of Winton's largest nonresidential real estate loan was $2.4 million at September 30, 2001.

        Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital and Ohio regulations limit the amount of nonresidential loans which an association may make to 20% of total assets. At September 30, 2001, Winton's nonresidential permanent mortgage loans totaled 234.5% of Winton's capital and 18.2% of Winton's total assets.

        In recent years, nonresidential real estate loans have been made on an adjustable-rate and fixed-rate basis, with loan terms generally up to a maximum of 25 years. Winton typically originates these loans at a maximum 80% LTV. Adjustable-rate nonresidential real estate loans have the same adjustment schedules, index and caps as the residential ARMs described above in "One- to Four-Family Real Estate Loans."

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

        At September 30, 2001, Winton had no nonperforming loans in its non-residential real estate portfolio.

        Construction Loans. Winton offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons constructing projects for investment purposes. At September 30, 2001, a total of $36.4 million, or approximately 8.4%, of Winton's total loans consisted of construction loans. The outstanding balance of Winton's largest construction loan was $2.4 million at September 30, 2001.

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

        Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Winton advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by properties in its primary market area. The economy of such lending area has been relatively stable over the three years ended September 30, 2001.

        At September 30, 2001, Winton had two nonperforming loans totaling $1.8 million in its construction loan portfolio. Of this total, one loan totaling $1.77 million was secured by a first mortgage on a residential and commercial property development project located in New Richmond, Ohio. After the loan became delinquent, Winton filed an action to foreclose on its security interest in the real estate. This loan was deemed impaired under SFAS No. 114 at September 30, 2001.

        Consumer and Other Loans. Winton originates various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, commercial loans, loans secured by stocks of publicly-traded companies, lines of credit to businesses secured by non-real estate assets and unsecured personal loans. At September 30, 2001, a total of $15.2 million, or 3.5%, of Winton's total loans consisted of consumer loans. The outstanding balance of Winton's largest consumer loan was $819,000 at September 30, 2001.

        Ohio regulations limit the amount of consumer loans which an association may make to 20% of total assets. At September 30, 2001, Winton's consumer loans represented approximately 3.2% of Winton's total assets.

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

        At September 30, 2001, Winton had $1,000 of nonperforming loans in its consumer loan portfolio.

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

        Loan Originations, Purchases and Sales. Winton has been actively originating 30-year, 20-year and 15-year fixed-rate and adjustable-rate loans. Most residential fixed-rate loans made by Winton are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants. When Winton sells to the FHLMC or other secondary mortgage market participants, Winton generally retains the servicing on such loans by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC or other secondary mortgage market participants, net of a servicing fee.

        Winton sold $103.0 million of fixed-rate loans during fiscal 2001, compared to sales of $50.7 million in fiscal 2000 and $99.3 million in fiscal 1999.

        From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. During fiscal 2001, Winton did not sell participation interests in loans to other lenders. During the fiscal years ended September 30, 2000 and 1999, Winton sold participation interests in loans totaling $903,000 and $2.7 million, respectively. Winton held participations in loans originated by other lenders of approximately $3.2 million at September 30, 2001. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans which Winton originates.

        The following table presents Winton's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                       Year ended September 30,
                                                       2001                       2000                        1999
                                                       -----                      -----                       -----
                                                Amount         %           Amount          %           Amount          %
                                                ------    --   ---         ------     --   ---         ------     --   -
                                                                           (Dollars in thousands)
Loans originated:
   Real estate loans:
    One- to four-family:
      Fixed-rate                                $123,784      52.2%      $  39,948        26.5%       $146,704        51.2%
      Adjustable-rate                              6,711       2.8          15,303        10.1          17,475         6.1
      FHA/VA                                       3,442       1.5           6,258         4.1           5,518         1.9
    Multifamily:
      Fixed-rate loans                             8,458       3.6             344          .2          15,477         5.4
      Adjustable-rate                              6,171       2.6           7,097         4.7           7,954         2.8
    Nonresidential, land and lot:
      Fixed-rate                                  12,322       5.2           4,641         3.1          15,978         5.6
      Adjustable-rate                              6,699       2.8           6,423         4.3           7,129         2.5
   Construction loans                             30,936      13.0          34,678        23.0          42,843        14.9
   Consumer and other loans (1)                   38,570      16.3          36,147        24.0          27,414         9.6
                                                 -------     -----         -------       -----         -------       -----
      Total loans originated                    $237,093     100.0%       $150,839       100.0%       $286,492       100.0%
                                                 =======     =====         =======       =====         =======       =====

Loans sold:
   Loans                                         102,968     100.0          50,746        98.3         $99,255        97.3%
   Participations                                      -         -             903         1.7           2,730         2.7
                                                 -------     -----         -------       -----         -------       -----

      Total                                     $102,968     100.0%       $ 51,649       100.0%       $101,985       100.0%
                                                 =======     =====         =======       =====         =======       =====

Principal repayments on loans                   $118,030                  $ 97,218                    $122,174
                                                 =======                   =======                     =======

----------------------------

(1) Consists primarily of auto and line of credit disbursements and change in loans in process.


        Federal Lending Limit. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis. Based on the 15% limit, Winton was able to lend approximately $5.8 million to one borrower at September 30, 2001. Winton had no outstanding loans in excess of such limit at September 30, 2001.

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

        The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                           At September 30,
                                                     2001          2000            1999           1998             1997
                                                   --------     --------         --------       --------        --------
                                                                           (Dollars in thousands)
Loans delinquent
  30 to 59 days                                      $10,678        $3,911         $6,259          $7,153          $2,730
  60 to 89 days                                          381         1,107            384             720             913
  90 or more days                                      2,744         1,227            246           1,144             599
                                                      ------         -----          -----           -----           -----

    Total delinquent loans                           $13,803        $6,245         $6,889          $9,017          $4,242
                                                      ======         =====          =====           =====           =====

Ratio of total delinquent loans to total loans         3.09%         1.44%          1.60%           2.46%           1.33%
                                                       ====          ====           ====            ====            ====

-----------------------------

(1)  Includes loans held for sale.


        Winton reviews all delinquent loans on a regular basis and places loans on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Winton places residential mortgage loans on non-accrual status when either principal or interest is considered uncollectible. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest which would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 2001, was approximately $196,000. Winton believes its delinquencies have increased during the year in the 30 to 59 days category due to the slow down in the economy.

        The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 2001, Winton had no loans which were not reflected in the table as non-accrual, 90 days past due or restructured, which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

                                                                     At September 30,
                                                    2001           2000            1999          1998          1997
                                                 --------       --------         --------      --------      --------
                                                                        (Dollars in thousands)
 Loans accounted for on a non-accrual
 basis:(1)
  Real estate loans:
     Residential                                   $  595            $353           $104          $  150         $264
     Nonresidential                                     -             220              -               -          179
  Construction loans                                1,833 (2)           -              -             859            -
                                                    -----             ---            ---           -----          ---
       Total                                        2,428             573            104           1,009          443

Accruing loans which are contractually
past due 90 days or more:
  Real estate loans:
     Residential                                      315             589             96             127          154
  Consumer and other loans                              1              65             46               8            2
                                                    -----             ---            ---           -----          ---
       Total                                          316             654            142             135          156
                                                    -----             ---            ---           -----          ---
Total of non-accrual and 90 days past
  due loans                                        $2,744          $1,227           $246          $1,144         $599
                                                    =====           =====            ===           =====          ===

Percentage of total loans                             .61%            .28%           .06%            .31%         .19%
                                                      ===             ===            ===             ===          ===

Other nonperforming assets(3)                      $  486          $  716           $492          $  595         $647
                                                    =====           =====            ===           =====          ===


----------------------------

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

(2)  Please see "Construction Loans" above for a description of these loans.

(3) Consists of real estate acquired through foreclosure and other repossessed assets that are carried at the lower of cost or fair value less estimated selling expenses.


        OTS regulations require that each thrift institution classify its assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. At September 30, 2001, Winton had approximately $1.5 million of loans designated as special mention.

        Generally, Winton classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At September 30, 2001, Winton's classified assets consisted of substandard assets in the amount of approximately $3.1 million and $165,000 in loans classified as doubtful. No loans are classified as a loss at September 30, 2001.

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

        Allowance for Loan Losses. Winton maintains the allowance for loan losses based upon a number of relevant factors, including, but not limited to, trends in the level of delinquent loans, classified loans and nonperforming assets, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. Management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. When the collection of a loan becomes doubtful, or otherwise troubled, Winton records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans, including development projects, and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments. Net earnings could be significantly affected by these adjustments if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2001, Winton's allowance for loan losses totaled $1.2 million.


        Winton accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

        A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, Winton considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to Winton's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

        Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

        At September 30, 2001, Winton has $1.8 million in loans defined as impaired under SFAS No. 114. There was no specific allowance for loan losses maintained fur such loans at September 30, 2001. At September 30, 2001, Winton had no loans that would be defined as impaired under SFAS No. 114.

        As a result of the analysis described above, management recorded a $300,000 provision for losses on loans during the fiscal year ended September 30, 2001, compared to a provision of $125,000 recorded in the 2000 period. Management deemed it prudent to increase the provision due to the increase in nonperforming loans year to year, actual charge-offs of consumer loans totaling $124,000 incurred during the fiscal year ended September 30, 2001, growth in the portfolio of loans secured by nonresidential real estate and the potential impact on the loan portfolio of a general weakening of the economic environment. There can be no assurance that the allowance for loan losses of Winton will be adequate to cover losses on nonperforming assets in the future.

        The following table sets forth an analysis of Winton's allowance for loan losses for the periods indicated.

                                                                    Year ended September 30,
                                              2001             2000             1999            1998           1997
                                           --------          --------         --------        --------       --------
                                                                     (Dollars in thousands)
Balance at beginning of period               $1,000            $  932            $917            $905            $954

Charge-offs:
Real estate loans:
   One- to four-family                            -               (75)            (48)            (64)            (72)
   Multifamily and nonresidential                 -                (8)            (35)              -               -
Construction loans                                -                 -             (81)             (4)              -
Consumer loans                                 (124)              (41)            (24)             (8)             (5)
                                              -----             -----             ---             ---             ---
     Total                                     (124)             (124)           (188)            (76)            (77)

Total recoveries                                 18                67              43               2              22
                                              -----             -----             ---             ---             ---

Net charge-offs                                (106)              (57)           (145)            (74)            (55)

Provision for loan losses                       300               125             160              86               6
                                              -----             -----             ---             ---             ---

Balance at end of period                     $1,194            $1,000            $932            $917            $905
                                              =====             =====             ===             ===             ===

Ratio of net charge-offs during the
   period to average loans
   outstanding during the period (1)            .03%              .01%            .04%            .02%            .02%
                                                ===               ===             ===             ===             ===

--------------------------

(1) During the respective periods there were $420.5 million, $420.0 million, $382.7 million, $342.1 million and $302.5 million in average loans outstanding.


        The following table provides an allocation of Winton's allowance for loan losses as of each of the following dates:

                                                                              September 30,
                                                % of                % of              % of              % of               % of
                                                Total              Total              Total             Total              Total
                                       2001     Loans     2000     Loans     1999     Loans    1998     Loans    1997      Loans
                                      ------    -----   -------    -----    ------    -----  -------    -----  -------     -----
                                                                            (In thousands)
Specific allowances
   One- to four-family                $    -            $    -               $ 48               $53              $ 40
                                           -
   Commercial                                                -                                    -                24
                                       -----             -----                ---               ---               ---
                                           -                                    -
      Total specific allowances            -                 -                 48                53                64

General allowances Real estate loans:
    One- to four-family                  392    50.7%      455     51.7%      379     52.7%     396      51.7%    388       55.7%
    Multifamily and nonresidential       538     6.9       208     35.3       375     35.9      350      37.8     346       35.8
   Construction and development          132     9.0       203      9.5        15      8.7       10       8.2       -        6.9
   loans
   Consumer loans                        131     3.4       134      3.5       115      2.7      108       2.3     107        1.6
                                       -----     ---     -----      ---       ---      ---      ---       ---     ---        ---

      Total general allowances         1,195    100%     1,000      100%      884      100%     864       100%    841        100%
                                       -----    ===      -----      ===       ---      ===      ---       ===     ---        ===
      Total allowance for possible
        loan losses                   $1,194            $1,000               $932              $917              $905
                                       =====             =====                ===               ===               ===

Investment Activities

        The following table presents the amortized cost and market values of Winton's investment securities, including those designated as available for sale, at the dates indicated:

                                                                        September 30,

                                              2001                           2000                           1999
                                              -------                        -------                        ----
                                     Amortized        Market        Amortized        Market        Amortized        Market
                                        Cost          Value            Cost          Value            Cost          Value
                                    ----------     ----------      ----------      ----------     ----------      -------
                                                                         (In thousands)
Held to maturity:
   U.S. government and agency
     obligations                       $      -      $      -         $15,757        $15,661         $16,882        $16,774
Available for sale:
   U.S. government and agency
     obligations                        13,187         13,578           3,505          3,495           4,491          4,528
   Corporate equity securities             228            685             103            778             103            975
                                        ------         ------          ------         ------          ------         ------

Total                                  $13,415        $14,263         $19,365        $19,934         $21,476        $22,277
                                        ======         ======          ======         ======          ======         ======


        The following table presents the contractual maturities or terms to repricing of U.S. Government and agency obligations at carrying value and the weighted-average yields at September 30, 2001:


                                        Maturing within                 Maturing within
                                        one year after                one to five years
                                       September 30, 2001         after September 30, 2001               Total
                                  -------------------------       ------------------------          ----------------

                                  Amortized        Average        Amortized        Average       Amortized        Average
                                      Cost           Yield            Cost          Yield            Cost           Yield
                                  ----------      ----------     -----------     ----------     -----------      --------
                                                                   (Dollars in thousands)
Available for sale                  $3,432            5.43%         $9,755           5.28%        $13,187           5.32%


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

         The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:

                                            At September 30,  2001                            At September 30, 2000
                                 -----------------------------------------------   -------------------------------------------
                                                 Gross        Gross                             Gross        Gross
                                   Amortized   unrealized  unrealized   Estimated  Amortized  unrealized  Unrealized   Estimated
                                      cost        gains       losses   fair value    cost       gains        losses   fair value
                                 ------------    -------     --------  ----------  ---------  ----------   ---------  ----------
                                                                         (In thousands)
Mortgage-backed securities held to
  maturity:
   FHLMC participation              $2,952        $ 2         $ (55)      $2,899    $ 3,843       $ 2      $(150)     $ 3,695
   certificates
   FNMA participation                2,734          1           (49)       2,686      3,604         -       (126)       3,478
   certificates
   GNMA participation                  387          9             -          396        536         5         (8)         533
   certificates
   CMOs                                963          -            (8)         955      4,284         -       (140)       4,144
                                     -----         --          -----       -----     ------        --       ----       ------
                                     7,036         12          (112)       6,936     12,267         7       (424)      11,850
Mortgage-backed securities available
 for sale:
   GNMA participation                  257          5             -          262        342         3          -          345
                                     -----         --          ----        -----     ------        --       ----       ------
   certificates
                                    $7,293        $17         $(112)      $7,198    $12,609       $10      $(424)     $12,195
                                     =====         ==          ====        =====     ======        ==       ====       ======


         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 2001 and 2000, by contractual terms to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                            Amortized cost at            Amortized cost at
                                                           September 30, 2001           September 30, 2000
                                                           -------------------          ------------------
                                                                            (In thousands)
             Due within three years                                $  343                      $     3
             Due after three years through five years                   7                          430
             Due after five years through ten years                   110                          151
             Due after ten years through twenty years               2,856                        3,852
             Due after twenty years                                 3,977                        8,173
                                                                    -----                       ------
                                                                   $7,293                      $12,609
                                                                    =====                       ======

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

        Deposits. Historically, deposits have been attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, regular passbook savings accounts, term certificate accounts and individual retirement accounts. In the recent past Winton has utilized the services of deposit brokers to market certificates of deposit. At September 30, 2001, the total amount of brokered deposits equaled approximately $17.0 million, or 5.4%, of total deposits.

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

        At September 30, 2001, Winton's certificates of deposit totaled $232.7 million, or 73.4% of total deposits. Of such amount, approximately $151.2 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Winton at maturity, although brokered deposits are less likely to renew than other certificates of deposit. If there is a significant deviation from historical experience, Winton can, to a limited extent, utilize additional borrowings from the FHLB as an alternative to this source of funds. See "Borrowings" and "REGULATION - Federal Home Loan Banks."

        During fiscal 2001, 2000 and 1999, Winton offered certificates of deposit with terms from six months to five years at rates which adjust monthly with designated market indices, which were the six month CD resale rate or the three-year Treasury rate. Approximately $5.8 million of these certificates of deposit were outstanding at September 30, 2001. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

        The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 2001:

                                                                 Percent
                                                                 of total
                                               Amount            deposits
                                           (In thousands)
Transaction accounts:
   Passbook and club accounts (1)             $ 59,376             18.73%
   NOW accounts (2)                             24,845              7.84
                                               -------            ------
     Total transaction accounts                 84,221             26.57

Certificates of deposit (3):
   2.00 -  3.99%                                10,810              3.41
   4.00 -  5.99%                               117,923             37.21
   6.00 -  7.99%                               103,996             32.81
   8.00 -  9.99%                                    10                --
                                               -------            ------
     Total certificates of deposit             232,739             73.43
                                               -------            ------

Total deposits                                $316,960            100.00%
                                               =======            ======

-----------------------------

(1) Winton's weighted average interest rate on passbook accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 2.91% at September 30, 2001.

(2) Winton's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. The weighted average rate on NOW accounts was 1.16% at September 30, 2001.

(3) Includes Individual Retirement Accounts and jumbo certificates of deposit (those with balances in excess of $100,000). Terms of certificates of deposit offered range from 30 days to 15 years, with the average accounts ranging from 90 days to five years.

        The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 2001:

                                                          Amount Due
                                 ---------------------------------------------------------------
                                              Over Over
                                  Up to       1 year to    2 years to       Over
  Rate                           one year      2 years      3 years       3 years         Total
  ----                           --------     ---------   -----------   -----------       -----
                                                         (In thousands)
  2.00 - 3.99%                  $   7,669       $ 3,042      $     -       $   99        $ 10,810
  4.00 - 5.99                      67,393        39,399       10,711          420         117,923
  6.00 - 7.99                      76,088        15,014        4,776        8,118         103,996
  8.00 - 9.99                           -             -            -           10              10
                                 --------        ------       ------        -----         -------
     Total certificates of
       deposit                   $151,150       $57,455      $15,487       $8,647        $232,739
                                  =======        ======       ======        =====         =======


        The following table presents the amount of Winton's certificates of deposit of $100,000 or more, by the time remaining until maturity at September 30, 2001:

   Maturity                                        At September 30, 2001
   --------                                        ---------------------
                                                       (In thousands)
   Three months or less                                  $16,152
   Over 3 months to 6 months                               7,654
   Over 6 months to 12 months                             19,524
   Over twelve months                                     23,424
                                                          ------
       Total                                             $66,754
                                                          ======


        Borrowings. During the year ended September 30, 2001, WFC's borrowings consisted of FHLB advances and a $2.0 million loan with a correspondent bank. The following table sets forth the maximum amount of WFC's FHLB advances and other borrowings outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                                                  Year ended September 30,
                                                                         2001                 2000                1999
                                                                       --------             --------            ------
                                                                                         (In thousands)
Maximum amount of FHLB advances and other borrowings                   $122,828             $132,056            $116,532
                                                                        =======              =======             =======

Average amount of FHLB advances and other borrowings
    outstanding during period                                          $113,546             $120,239            $ 90,365
                                                                        =======              =======             =======


        The following table sets forth certain information as to Winton's FHLB advances and other borrowings at the dates indicated:

                                                                                     At September 30,
                                                                      2001                  2000                  1999
                                                                    --------              --------               ------
                                                                                       (In thousands)
FHLB advances and other borrowings                                   $114,668              $115,720              $116,532
                                                                      =======               =======               =======

Weighted average interest cost of FHLB advances and other
    borrowings during period based on month end balances                5.84%                 6.33%                 5.62%
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

Personnel

        As of September 30, 2001, Winton had 111 full-time equivalent employees. Winton believes that relations with its employees are good. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.


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

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Winton includes a general loan loss allowance of $1.2 million at September 30, 2001. The OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Winton's capital at September 30, 2001, met the standards for the highest category, a "well-capitalized" institution.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At September 30, 2001, Winton qualified as a QTL.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 2001, Winton was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of

Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 2001.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC is an affiliate of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 2001.

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

         As a unitary savings and loan holding company in existence on May 4, 1999, WFC generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of WFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2001, Winton met the QTL test.

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

FRB Reserve Requirements

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At September 30, 2001, Winton was in compliance with the present reserve requirements and the requirements then in effect.

Federal Home Loan Banks

         The FHLBs provide credit to their members in the form of advances. Winton is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Winton was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $7.5 million at September 30, 2001.

         Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more specified categories.

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

         Winton's average gross receipts for the three tax years ending on September 30, 2001, is $36.8 million and as a result, Winton does not qualify as a small corporation exempt from the alternative minimum tax.

         Certain thrift institutions, such as Winton, are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. The experience method is also available to small banks. Under the "experience" method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Winton for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 2001, the pre-1988 reserves of Winton for tax purposes totaled approximately $1.3 million. Winton believes it had approximately $28.0 million of accumulated earnings and profits for tax purposes as of September 30, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Winton have been audited or closed without audit through fiscal year 1997. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

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

Item 2.          Properties

        The following table sets forth certain information at September 30, 2001, regarding the properties on which the main office and each branch office of Winton is located:

                                  Owned                       Date              Square                 Net
Location                          or leased                 acquired            footage          book value (1)
--------                          ---------                 --------            -------          ----------
                                                                                                 (In thousands)
Main office:

5511 Cheviot Road                 owned/leased (2)            1967               8,600               $1,113
Cincinnati, Ohio  45247

Branch offices:

101 W. Central Pkwy               owned                       1973               3,613                  123
Cincinnati, Ohio  45202

4517 Vine Street
Cincinnati, Ohio  45217           owned                       1932               2,600                   76

10575 Harrison Avenue
Harrison, Ohio  45030             owned                       1981               4,800                  545

7014 Vine Street
Cincinnati, Ohio  45216           owned                       1897               3,200                   97

8670 Winton Road                  owned                       1993               5,062                  420
Cincinnati, Ohio 45231

9409 Montgomery Road              leased                      N/A                2,530                    -
Cincinnati, Ohio 45242

Lending office:

3301 Westbourne Dr.               leased                      N/A                1,475                    -
Cincinnati, Ohio 45248


-----------------------------

(1)  Net book value amounts are for land, building and improvements.

(2) In January 1990, Winton entered into a lease agreement pursuant to which it leases a building containing approximately 3,750 square feet adjacent to Winton's main office on Cheviot Road. The initial term of the lease was three years, renewable for seven successive three year periods. Winton has the right to purchase the building during the term of the lease. In January 1999, the lease was renewed for an additional three year period.


        Winton also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Winton's investment in office premises and equipment totaled $3.2 million at September 30, 2001.

Item 3.          Legal Proceedings

        On October 31, 1997, Winton made a construction loan in the amount of $1.2 million that was secured by a first mortgage on residential and commercial property. On June 2, 1998, an additional $900,000 was provided to the borrower and secured by the same property. On November 2, 2000 , the borrower defaulted on the loan and Winton filed a complaint to foreclose on its security interest. The amount due to Winton under the construction loan is approximately $1.77 million. The foreclosure action was filed in the Clermont County Court of Common Pleas and is styled The Winton Savings and Loan Company v. Eastfork Trace Inc., Case #2001 CVE 00169. Defendants filed counterclaims against Winton, alleging that Winton disclosed private information and failed to disburse loan proceeds. Summary judgment was granted in Winton's favor and the defendants appealed. A decision by the Court of Appeals is expected in April 2002.

Item 4.          Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the shareholders of WFC during the last quarter of fiscal year ended September 30, 2001.


                                     PART II

Item 5.          Market for Common Equity and Related Stockholder Matters

        The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2001 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF WINTON FINANCIAL'S COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

Item 6.          Selected Financial Data

        The information contained in those portions of the Annual Report included in Exhibit 13 hereto under the caption "SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA" is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Item 8.          Financial Statements and Supplementary Data

        The Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in those portions of the Annual Report which are included in Exhibit 13 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III

Item 10.         Directors and Executive Officers

        The information contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of Winton Financial Corporation (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

Item 11.         Executive Compensation

        The information contained in the Proxy Statement, which is included in
Exhibit 20 hereto, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

        The information contained in the Proxy Statement, which is included in
Exhibit 20 hereto, under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions

        Not applicable


                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 (a)     Exhibits
                         Item 3        Amended Articles of Incorporation and Code of Regulations

                         Item 10       Material Contracts

                         Item 13       Portions of the 2001 Annual Report to Shareholders

                         Item 20       Proxy Statement for 2002 Meeting of Shareholders

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

                         Item 99.1     Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                         Item 99.2     Form 5500 for fiscal year ended September 30, 2000, for the Winton
                                       Savings & Loan Company 401(k) Profit Sharing Plan

                 (b) No current report on Form 8-K was filed by WFC during the last quarter of the fiscal year covered by this Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2001.

                                             WINTON FINANCIAL CORPORATION


                                             By: /s/ Robert L. Bollin
                                                 -----------------------------
                                                    Robert L. Bollin,
                                                    President, Chief Executive
                                                    Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Jill M. Burke                           By: /s/ Thomas H. Humes
    ----------------------------                   -------------------
     Jill M. Burke,                                Thomas H. Humes,
     Principal Financial Officer                   Director
     and Principal Accounting
     Officer

Date: December 21, 2001                         Date: December 21, 2001



By: /s/Robert E. Hoeweler                       By: /s/ William J. Parchman
    ----------------------------                   -----------------------
     Robert E. Hoeweler,                           William J. Parchman,
     Director                                      Director

Date: December 21, 2001                         Date: December 21, 2001



By: /s/ Timothy M. Mooney                       By: /s/ J. Clay Stinnett
    ----------------------------                   ---------------------
     Timothy M. Mooney,                            J. Clay Stinnett,
     Director                                      Director

Date: December 21, 2001                            Date: December 21, 2001



By: /s/ Henry L. Schulhoff
    ----------------------
     Henry L. Schulhoff,
     Director

Date: December 21, 2001



                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
   3.1          Articles of Incorporation, as amended through 1999, of
                Winton Financial Corporation

   3.2          Regulations of Winton Financial Corporation, as amended

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

   10.3         Amendment No. 2 to The Winton Savings and                    Incorporated by reference to the 1998 10-K,
                Loan Co. Employee Stock Ownership Plan                       Exhibit 10.3

   10.4         Winton Financial Corporation, Stock Option and Incentive
                Plan, as Amended

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

   10.6        Employment Agreement between WFC, Winton and Robert L.
               Bollin, dated June 1, 2001

   10.7        Employment Agreement between WFC, Winton and Gregory J.
               Bollin, dated June 1, 2001

   10.8        Employment Agreement between WFC and Jill M. Burke, dated
               June 1, 2001

   13          Portions of the Winton Financial Corporation 2001 Annual
               Report to Shareholders

   20 Proxy Statement for the 2002 Annual Meeting of Shareholders of Winton Financial Corporation

   21          Subsidiaries of the Registrant

   23          Consent of Grant Thornton LLP regarding WFC's Consolidated
               Financial Statements and Forms S-8 for WFC's 1988 Stock
               Option Plan, 1999 Stock Option Plan and 401(k) Profit
               Sharing Plan

   99.1        Safe Harbor Under the Private Securities Litigation
               Reform Act of 1995

   99.2 Form 5500 for fiscal year ended September 30, 2000, for the Winton Savings & Loan Company 401(k) Plan