Form 10-Q
period 2001-12-31
WINTON FINANCIAL CORP
filed 2002-02-14
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2001
                                ----------------------------------------------

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

                    5511 Cheviot Road, Cincinnati, Ohio 45247
------------------------------------------------------------------------------
                     (Address of principal executive office)

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

Yes [X]           No  [   ]

As of February 8, 2002, the latest practicable date, 4,449,554 shares of the registrant's common stock, no par value, were issued and outstanding.










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

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                     December 31,         September 30,
         ASSETS                                                                              2001                  2001
Cash and due from banks                                                                  $  1,585              $  1,877
Interest-bearing deposits in other financial institutions                                   1,880                 3,732
                                                                                          -------               -------
         Cash and cash equivalents                                                          3,465                 5,609

Investment securities available for sale - at market                                       14,480                14,263
Mortgage-backed securities available for sale - at market                                     246                   262
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $6,369 and $6,936 at
  December 31, 2001 and September 30, 2001, respectively                                    6,446                 7,036
Loans receivable - net                                                                    438,397               427,485
Loans held for sale - at lower of cost or market                                            6,457                 3,839
Office premises and equipment - at depreciated cost                                         3,216                 3,247
Real estate acquired through foreclosure                                                      481                   486
Federal Home Loan Bank stock - at cost                                                      7,561                 7,458
Accrued interest receivable                                                                 2,886                 3,205
Prepaid expenses and other assets                                                             590                   667
Intangible assets - net of amortization                                                       204                   219
                                                                                          -------               -------

         Total assets                                                                    $484,429              $473,776
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $310,523              $316,960
Advances from the Federal Home Loan Bank                                                  127,485               112,668
Other borrowed money                                                                        2,000                 2,000
Accounts payable on mortgage loans serviced for others                                        700                   682
Advance payments by borrowers for taxes and insurance                                       2,442                 1,409
Other liabilities                                                                           1,387                 1,570
Accrued federal income taxes                                                                  735                    25
Deferred federal income taxes                                                               1,592                 1,772
                                                                                          -------               -------
         Total liabilities                                                                446,864               437,086

Commitments                                                                                    -                     -

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                           -                     -
  Common stock - 18,000,000 shares without par value authorized;
    4,445,054 and 4,438,014 shares issued and outstanding at December 31,
    2001 and September 30, 2001, respectively                                                  -                     -
  Additional paid-in capital                                                               10,187                10,142
  Retained earnings - restricted                                                           26,842                25,985
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                              536                   563
                                                                                          -------               -------
         Total shareholders' equity                                                        37,565                36,690
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $484,429              $473,776
                                                                                          =======               =======

                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                      (In thousands, except per share data)

                                                                                            2001                   2000
Interest income
  Loans                                                                                   $8,193                 $8,475
  Mortgage-backed securities                                                                  86                    195
  Investment securities                                                                      178                    277
  Interest-bearing deposits and other                                                        113                    126
                                                                                           -----                  -----
         Total interest income                                                             8,570                  9,073

Interest expense
  Deposits                                                                                 3,551                  4,249
  Borrowings                                                                               1,711                  1,866
                                                                                           -----                  -----
         Total interest expense                                                            5,262                  6,115
                                                                                           -----                  -----

         Net interest income                                                               3,308                  2,958

Provision for losses on loans                                                                465                     45
                                                                                           -----                  -----

         Net interest income after provision
           for losses on loans                                                             2,843                  2,913

Other income
  Mortgage banking income                                                                    813                    274
  Gain on sale of deposits                                                                   250                     -
  Gain on sale of investment securities designated as
    available for sale                                                                        -                       9
  Loss on sale of real estate acquired through foreclosure                                    -                      (8)
  Other operating                                                                            155                    162
                                                                                           -----                  -----
         Total other income                                                                1,218                    437

General, administrative and other expense
  Employee compensation and benefits                                                       1,189                  1,101
  Occupancy and equipment                                                                    422                    416
  Federal deposit insurance premiums                                                          15                     16
  Franchise taxes                                                                             85                     95
  Amortization of intangible assets                                                           15                     16
  Advertising                                                                                 63                     45
  Other operating                                                                            351                    294
                                                                                           -----                  -----
         Total general, administrative and other expense                                   2,140                  1,983
                                                                                           -----                  -----

         Earnings before income taxes                                                      1,921                  1,367

Federal income taxes
  Current                                                                                    779                    466
  Deferred                                                                                  (126)                     1
                                                                                           -----                  -----
         Total federal income taxes                                                          653                    467
                                                                                           -----                  -----

         NET EARNINGS                                                                     $1,268                 $  900
                                                                                           =====                  =====

         EARNINGS PER SHARE
           Basic                                                                            $.29                   $.20
                                                                                             ===                    ===

           Diluted                                                                          $.28                   $.20
                                                                                             ===                    ===

         DIVIDENDS PAID PER COMMON SHARE                                                  $0.925                 $.0825
                                                                                           =====                  =====

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                                               2001                2000
Net earnings                                                                                 $1,268              $  900

Other comprehensive income, net of taxes:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $(14)
    and $58 for 2001 and 2000, respectively                                                     (27)                113

Reclassification adjustment for realized gains included
  in earnings, net of tax of $3 in 2000                                                          -                   (6)
                                                                                              -----               -----

Comprehensive income                                                                         $1,241              $1,007
                                                                                              =====               =====

Accumulated comprehensive income                                                             $  536              $  622
                                                                                              =====               =====

                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)

                                                                                             2001                  2000
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                             $ 1,268               $   900
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                               34                    15
    Amortization of deferred loan origination fees                                            (65)                  (35)
    Depreciation and amortization                                                             133                   119
    Amortization of intangible assets                                                          15                    16
    Provision for losses on loans                                                             465                    45
    Gain on sale of securities designated as available for sale                                -                     (9)
    Loss on sale of real estate acquired through foreclosure                                   -                      8
    Gain on sale of mortgage loans                                                           (755)                 (187)
    Loans disbursed for sale in the secondary market                                      (41,051)              (16,769)
    Proceeds from sale of loans in the secondary market                                    39,188                14,977
    Gain on sale of deposits                                                                 (250)                   -
    Federal Home Loan Bank stock dividends                                                   (103)                 (131)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans, mortgage-backed securities,
        investments and interest bearing deposits                                             319                     2
      Prepaid expenses and other assets                                                        77                  (115)
      Accounts payable on mortgage loans serviced for others                                   18                    (9)
      Other liabilities                                                                      (183)                 (389)
      Federal income taxes
        Current                                                                               670                   168
        Deferred                                                                             (126)                    1
                                                                                           ------                ------
          Net cash used in operating activities                                              (346)               (1,393)

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                          591                   485
  Proceeds from maturity of investment securities                                             500                 1,750
  Proceeds from sale of investment securities designated as
    available for sale                                                                         -                  2,507
  Purchase of investment securities designated as available for sale                         (777)               (4,281)
  Loan principal repayments                                                                41,351                15,348
  Loan disbursements                                                                      (52,663)              (13,071)
  Proceeds from sale of real estate acquired through foreclosure                               -                     90
  Purchase of office premises and equipment                                                   (97)                  (91)
                                                                                           ------                ------
          Net cash provided by (used in) investing activities                             (11,095)                2,737
                                                                                           ------                ------

          Net cash provided by (used in) operating and investing
            activities (balance carried forward)                                          (11,441)                1,344
                                                                                           ------                ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the three months ended December 31,
                                 (In thousands)

                                                                                             2001                  2000
          Net cash provided by (used in) operating and investing
            activities (balance brought forward)                                         $(11,441)              $ 1,344

Cash flows provided by (used in) financing activities:
  Sale of deposits                                                                         (7,806)                   -
  Net increase in deposit accounts                                                          1,619                 3,718
  Repayments of Federal Home Loan Bank advances                                           (18,183)              (18,171)
  Proceeds from Federal Home Loan Bank advances
      and other borrowings                                                                 33,000                13,000
  Advances by borrowers for taxes and insurance                                             1,033                   906
  Proceeds from issuance of shares under stock
      option and compensation plans                                                            45                    54
  Dividends paid on common stock                                                             (411)                 (365)
                                                                                          -------                ------
          Net cash provided by (used in) financing activities                               9,297                  (858)
                                                                                          -------                ------

Net increase (decrease) in cash and cash equivalents                                       (2,144)                  486

Cash and cash equivalents at beginning of period                                            5,609                 2,023
                                                                                          -------                ------

Cash and cash equivalents at end of period                                               $  3,465               $ 2,509
                                                                                          =======                ======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                                                 $    100               $   400
                                                                                          =======                ======

    Interest on deposits and borrowings                                                  $  5,428               $ 6,231
                                                                                          =======                ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                 $    (27)              $   107
                                                                                          =======                ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                         $     70               $    19
                                                                                          =======                ======

  Transfer of investment securities from held to maturity to an
    available for sale classification                                                    $     -                $14,002
                                                                                          =======                ======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended December 31, 2001 and 2000


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2001. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended December 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and its wholly-owned subsidiary, The Winton Savings and Loan Co. ("Winton Savings" or the "Company"). All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after December 31, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises.

         An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 144. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

                          Winton Financial Corporation

          For the three month periods ended December 31, 2001 and 2000


3.       Effects of Recent Accounting Pronouncements (continued)

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is not expected to have a material effect on the Corporation's financial position or results of operations.

         The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

4.       Earnings Per Share

         Basic earnings per share for the three-month periods ended December 31, 2001 and 2000, is computed based on 4,441,487 and 4,414,188 weighted-average shares outstanding, respectively.

         Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 4,546,591 and 4,525,729 for the three-month periods ended December 31, 2001 and 2000, respectively.

         Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 105,104 and 111,541 for the three-month periods ended December 31, 2001 and 2000, respectively.

         Options to purchase 186,000 shares of common stock with an exercise price of $12.53 were outstanding as of December 31, 2001 and 2000, but were excluded from the computation of common share equivalents for each of the three months ended December 31, 2001 and 2000, because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from September 30, 2001 to December 31, 2001

The Corporation had total assets of $484.4 million at December 31, 2001, an increase of $10.7 million, or 2.2%, over the September 30, 2001 total. The increase in assets was attributed to a $13.5 million increase in loans receivable, including loans held for sale, which was partially offset by a decline in cash and interest-bearing deposits of $2.1 million and a decrease in investment and mortgage-backed securities of $389,000. The growth in assets was funded primarily by a $14.8 million increase in advances from the Federal Home Loan Bank ("FHLB") and undistributed earnings of $857,000, which were partially offset by a decline in deposits of $6.4 million. On December 7, 2001, Winton Savings completed a sale of deposits associated with its downtown branch to another financial institution, and subsequently closed its downtown branch.

Cash and cash equivalents totaled $3.5 million at December 31, 2001, a decrease of $2.1 million from the balance at September 30, 2001. Investment securities totaled $14.5 million at December 31, 2001, an increase of $217,000, or 1.5%, over September 30, 2001 levels. The increase in investment securities resulted from purchases of $777,000, which were partially offset by maturities of $500,000.

Mortgage-backed securities totaled $6.7 million at December 31, 2001, a decrease of $606,000, or 8.3%, from September 30, 2001, due primarily to principal repayments and amortization of premiums during the period.

Loans receivable and loans held for sale totaled $444.9 million at December 31, 2001, an increase of $13.5 million, or 3.1%, over September 30, 2001. The increase resulted primarily from $93.7 million in loan originations, which exceeded sales and principal repayments totaling $38.4 million and $41.4 million, respectively. Loan originations during the three-month period ended December 31, 2001, were comprised predominately of loans secured by one- to four-family residential real estate. During this period, consumers' preference remained focused on fixed-rate loans, which resulted in the volume of loans originated for sale in the secondary market increasing by $24.3 million, or 144.8%, as compared to the same period in 2000.

At December 31, 2001, the Company's allowance for loan losses totaled $2.7 million, an increase of $481,000, or 40.3%, over the total at September 30, 2001. At December 31, 2001, the allowance represented approximately .37% of the total loan portfolio and 43.38% of total nonperforming loans. Nonperforming loans totaled $3.9 million and $2.7 million at December 31, 2001 and September 30, 2001, respectively. The nonperforming loans at December 31, 2001, were comprised primarily of a $1.7 million land loan, $1.5 million of loans secured by one- to four-family residential real estate and $525,000 of loans secured by multi-family and nonresidential real estate. At December 31, 2001, the ratio of total nonperforming loans to total loans amounted to .86%, compared to .62% at September 30, 2001. Although management believes that its allowance for loan losses at December 31, 2001 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $310.5 million at December 31, 2001, a decrease of $6.4 million, or 2.0%, from September 30, 2001 levels. The decrease was primarily due to the sale of $8.1 million of deposits at the Company's downtown location to another financial institution. Exclusive of the sale, deposits increased during the three months ended December 31, 2001, by $1.6 million, or .5%, due primarily to

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2001 to December 31, 2001 (continued)

management's continuing marketing efforts and pricing strategies. Advances from the FHLB and other borrowings totaled $129.5 million at December 31, 2001, an increase of $14.8 million, or 12.9%, over September 30, 2001 levels. FHLB advances were used primarily to fund both asset growth and payment for deposit liabilities sold.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 2001, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods ended December 31, 2001 and 2000

General

The Corporation recorded net earnings for the three months ended December 31, 2001, totaling $1.3 million, compared to net earnings of $900,000 for the same period in 2000, an increase of $368,000, or 40.9%. The increase in earnings was comprised of a $781,000 increase in other income and a $350,000 increase in net interest income, which were partially offset by a $420,000 increase in the provision for losses on loans, a $157,000 increase in general, administrative and other expense and a $186,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities decreased by $391,000, or 4.5%, for the three months ended December 31, 2001, compared to the same period in 2000. The decrease resulted primarily from a decrease in the average yield of 73 basis points, to 7.46% for the three months ended December 31, 2001, which was partially offset by an increase in the weighted-average balance outstanding of $20.3 million year to year.

Interest income on investment securities and interest-bearing deposits decreased by $112,000, or 27.8%, for the three months ended December 31, 2001, compared to the same quarter in 2000, due primarily to a decrease of 129 basis points in the average yield, to 4.41% and a decrease of $1.9 million in the average balance outstanding year to year.

Interest expense on deposits decreased by $698,000, or 16.4%, for the three months ended December 31, 2001, compared to the same period in 2000. The decrease was primarily attributable to a 94 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $3.6 million increase in the weighted-average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 4.50% and 5.44% for the three months ended December 31, 2001 and 2000, respectively.

Interest expense on borrowings decreased by $155,000, or 8.3%, during the three months ended December 31, 2001, compared to the same period in 2000, primarily due to a decrease in the weighted-average cost of borrowings of 102 basis points, amounting to 5.74% and 6.76% for the three months ended December 31, 2001 and 2000, respectively. This decrease was partially offset by an $8.8 million increase in the weighted-average balance of borrowings outstanding year to year. The decreases in yields on interest-earning assets and the cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended December 31, 2001 and 2000 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $350,000, or 11.8%, to $3.3 million for the three months ended December 31, 2001, compared to the same period in 2000. The interest rate spread increased by 20 basis points, to 2.45% for the three months ended December 31, 2001, while the net interest margin increased by 19 basis points, to 2.81% for the three months ended December 31, 2001, compared to 2.62% for the three months ended December 31, 2000.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $465,000 provision for losses on loans during the quarter ended December 31, 2001, compared to a provision of $45,000 recorded in the 2000 period. Management deemed it prudent to increase the provision due to the increase in nonperforming loans and the potential impact on the loan portfolio of a general weakening of the economic environment. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

The following tables set forth information regarding delinquent loans, nonperforming assets and the allowance for loan losses.

                                                         December 31,             September 30,
                                                                 2001                      2001
                                                                    (Dollars in thousands)
Loans delinquent
  30 to 89 days                                               $ 9,604                   $11,059
  90 or more days                                               3,861                     2,744
                                                               ------                    ------

         Total delinquent loans                               $13,465                   $13,803
                                                               ======                    ======

Loans accounted for on nonaccrual basis                       $ 2,983                   $ 2,428
Loans greater than 90 days and still accruing                     878                       316
Other real estate owned                                           481                       486
                                                               ------                    ------

         Total nonperforming assets                           $ 4,342                   $ 3,230
                                                               ======                    ======

Allowance for loan losses                                     $ 1,675                   $ 1,194
                                                               ======                    ======

Allowance for loan losses to total loans                         0.37%                     0.27%
Allowance for loan losses to nonperforming loans                43.38%                    43.51%
Allowance for loan losses to nonperforming assets               38.58%                    36.97%
Nonperforming loans to total loans                               0.86%                     0.62%

                          Winton Financial Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended December 31, 2001 and 2000 (continued)

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

Other Income

Other income increased by $781,000, or 178.7%, for the three months ended December 31, 2001, compared to the 2000 period, primarily due to a $539,000, or 196.7%, increase in mortgage banking income, coupled with a $250,000 gain on sale of deposits, which were partially offset by a $7,000, or 4.3%, decrease in other operating income. The increase in mortgage banking income includes a $619,000 increase in gain on sale of loans, which was partially offset by an increase in amortization of mortgage servicing rights year to year. The increase in gain on sale of loans was due to a $23.6 million, or 159.9%, increase in sales volume, as the Company elected to sell fixed-rate loans originated in the current low interest rate environment.

General, Administrative and Other Expense

General, administrative and other expense increased by $157,000, or 7.9%, for the three months ended December 31, 2001, compared to the same period in 2000. The increase was due primarily to an increase in employee compensation and benefits of $88,000, or 8.0%, an increase in advertising of $18,000, or 40.0%, and an increase in other operating of $57,000, or 19.4%. Employee compensation and benefits increased due to normal merit increases year to year and overtime paid in the current quarter due to increased business activity. Other operating expenses increased due to increases in legal fees on delinquent loans, and increases in stationery and supplies and loan underwriting software expense.

Federal Income Taxes

The provision for federal income taxes amounted to $653,000 for the three months ended December 31, 2001, an increase of $186,000, or 39.8%, compared to the same period in 2000. The increase was due primarily to the increase in earnings before income taxes of $554,000, or 40.5%, as the effective tax rates were 34.0% and 34.2% for the three-month periods ended December 31, 2001 and 2000, respectively.


Quantitative and Qualitative Disclosures About Market Risk

There has been no adverse material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2001.

                          Winton Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          On January 25, 2002, the Annual Meeting of Shareholders of Winton Financial Corporation was held. The following matters were voted upon by the shareholders, as follows:

          1)   Three   directors  were  nominated  for   re-election   and  were
               re-elected for terms expiring in 2004, pursuant to the following votes:

               Robert E. Hoeweler       For:  3,742,964        Abstain:  100,080
               Timothy M. Mooney        For:  3,738,364        Abstain:  104,680
               J. Clay Stinnett         For:  3,723,364        Abstain:  119,680

          2) The ratification of the selection of Grant Thornton LLP as the auditors of Winton Financial for the current fiscal year.

              For:  3,803,360          Against:  35,284          Abstain:  4,400

ITEM 5.  Other Information

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      February 12, 2002                 By: /s/Robert L. Bollin
       --------------------------                ------------------------------
                                                   Robert L. Bollin
                                                   President





Date:      February 12, 2002                 By: /s/Jill M. Burke
       --------------------------                ------------------------------
                                                   Jill M. Burke
                                                  Chief Financial Officer