Form 10-Q
period 2002-03-31
WINTON FINANCIAL CORP
filed 2002-05-15
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2002
                                ----------------------------------------------

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

Yes [X]           No  [   ]

As of May 10, 2002, the latest practicable date, 4,454,554 shares of the registrant's common stock, no par value, were issued and outstanding.

                         Winton Financial Corporation

                                      INDEX

                                                                       Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                3

            Consolidated Statements of Earnings                           4

            Consolidated Statements of Comprehensive
              Income                                                      5

            Consolidated Statements of Cash Flows                         6

            Notes to Consolidated Financial Statements                    8

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10


PART II  -  OTHER INFORMATION                                            18

SIGNATURES                                                               19

ITEM I  FINANCIAL STATEMENTS


                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        March 31,         September 30,
         ASSETS                                                                              2002                  2001
Cash and due from banks                                                                  $  1,693              $  1,877
Interest-bearing deposits in other financial institutions                                   5,879                 3,732
                                                                                          -------               -------
         Cash and cash equivalents                                                          7,572                 5,609

Investment securities available for sale - at market                                       14,498                14,263
Mortgage-backed securities available for sale - at market                                     227                   262
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $5,577 and $6,936 at
  March 31, 2002 and September 30, 2001, respectively                                       5,676                 7,036
Loans receivable - net                                                                    442,030               427,485
Loans held for sale - at lower of cost or market                                            1,817                 3,839
Office premises and equipment - at depreciated cost                                         3,187                 3,247
Real estate acquired through foreclosure                                                      679                   486
Federal Home Loan Bank stock - at cost                                                      7,645                 7,458
Accrued interest receivable                                                                 3,010                 3,205
Prepaid expenses and other assets                                                             754                   667
Intangible assets - net of amortization                                                       188                   219
Prepaid federal income taxes                                                                  270                    -
                                                                                          -------               -------

         Total assets                                                                    $487,553              $473,776
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $310,199              $316,960
Advances from the Federal Home Loan Bank                                                  131,764               112,668
Other borrowed money                                                                        2,000                 2,000
Accounts payable on mortgage loans serviced for others                                        660                   682
Advance payments by borrowers for taxes and insurance                                       1,536                 1,409
Other liabilities                                                                           1,695                 1,570
Accrued federal income taxes                                                                   -                     25
Deferred federal income taxes                                                               1,522                 1,772
                                                                                          -------               -------
         Total liabilities                                                                449,376               437,086

Commitments                                                                                    -                     -

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                           -                     -
  Common stock - 18,000,000 shares without par value authorized;
    4,449,554 and 4,438,014 shares issued at March 31, 2002 and
    September 30, 2001, respectively                                                           -                     -
  Additional paid-in capital                                                               10,220                10,142
  Retained earnings - restricted                                                           27,629                25,985
  Less 500 shares of treasury stock - at cost                                                  (5)                   -
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                              333                   563
                                                                                          -------               -------
         Total shareholders' equity                                                        38,177                36,690
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $487,553              $473,776
                                                                                          =======               =======

                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                   Six months ended                Three months ended
                                                                       March 31,                        March 31,
                                                                   2002           2001              2002           2001
Interest income
  Loans                                                         $16,296        $16,782            $8,103         $8,307
  Mortgage-backed securities                                        156            389                70            194
  Investment securities                                             331            544               153            267
  Interest-bearing deposits and other                               200            255                87            129
                                                                 ------         ------             -----          -----
         Total interest income                                   16,983         17,970             8,413          8,897

Interest expense
  Deposits                                                        6,584          8,354             3,033          4,105
  Borrowings                                                      3,474          3,679             1,763          1,813
                                                                 ------         ------             -----          -----
         Total interest expense                                  10,058         12,033             4,796          5,918
                                                                 ------         ------             -----          -----

         Net interest income                                      6,925          5,937             3,617          2,979

Provision for losses on loans                                       637             90               172             45
                                                                 ------         ------             -----          -----

         Net interest income after provision
           for losses on loans                                    6,288          5,847             3,445          2,934

Other income
  Mortgage banking income                                         1,144            592               331            318
  Gain on sale of deposits                                          250             -                 -              -
  Gain on sale of investment securities designated
    as available for sale                                           214             79               214             70
  Gain (loss) on sale of real estate acquired through
    foreclosure                                                      -              (5)               -               3
  Other operating                                                   315            327               160            165
                                                                 ------         ------             -----          -----
         Total other income                                       1,923            993               705            556

General, administrative and other expense
  Employee compensation and benefits                              2,539          2,272             1,350          1,171
  Occupancy and equipment                                           861            867               439            451
  Franchise taxes                                                   188            191               103             96
  Federal deposit insurance premiums                                 29             31                14             15
  Amortization of intangible assets                                  31             31                16             14
  Advertising                                                       116             98                53             53
  Other operating                                                   709            597               358            304
                                                                 ------         ------             -----          -----
         Total general, administrative and other expense          4,473          4,087             2,333          2,104
                                                                 ------         ------             -----          -----

         Earnings before income taxes                             3,738          2,753             1,817          1,386
Federal income taxes
  Current                                                         1,362            893               583            427
  Deferred                                                          (91)            48                35             47
                                                                 ------         ------             -----          -----
         Total federal income taxes                               1,271            941               618            474
                                                                 ------         ------             -----          -----

         NET EARNINGS                                           $ 2,467        $ 1,812            $1,199         $  912
                                                                 ======         ======             =====          =====

         EARNINGS PER SHARE
           Basic                                                 $0.56           $0.41            $0.27           $0.21
                                                                  ====            ====             ====            ====

           Diluted                                               $0.54           $0.40            $0.26           $0.20
                                                                  ====            ====             ====            ====

         Dividends per share                                    $0.185          $0.165          $0.0925         $0.0825
                                                                 =====           =====           ======          ======

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                        Six months ended              Three months ended
                                                                            March 31,                      March 31,
                                                                       2002         2001              2002         2001
Net earnings                                                         $2,467       $1,812            $1,199         $912

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $(46), $45,
    $(32) and $(20) during the respective periods                       (89)          87               (62)         (38)

Reclassification adjustment for realized gains included
  in earnings, net of tax of $73, $27, $73 and $24 for the
  six and three month periods ended March 31, 2002 and
  2001, respectively                                                   (141)         (52)             (141)         (46)
                                                                      -----        -----             -----          ---

Comprehensive income                                                 $2,237       $1,847            $  996         $828
                                                                      =====        =====             =====          ===

Accumulated comprehensive income                                     $  333       $  550            $  333         $550
                                                                      =====        =====             =====          ===

                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                             2002                  2001
Cash flows from operating activities:
  Net earnings for the period                                                            $  2,467               $ 1,812
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                               63                    34
    Amortization of deferred loan origination fees                                            (90)                  (42)
    Depreciation and amortization                                                             237                   235
    Amortization of intangible assets                                                          31                    31
    Provision for losses on loans                                                             637                    90
    Gain on sale of mortgage loans                                                           (975)                 (443)
    Loans originated for sale in the secondary market                                     (54,483)              (43,100)
    Proceeds from sale of loans in the secondary market                                    57,480                40,319
    Gain on sale of deposits                                                                 (250)                   -
    Gain on sale of investments designated as available for sale                             (214)                  (79)
    Loss on sale of real estate acquired through foreclosure                                   -                      5
    Federal Home Loan Bank stock dividends                                                   (187)                 (258)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                             195                    22
      Prepaid expenses and other assets                                                       (87)                 (222)
      Accounts payable on mortgage loans serviced for others                                  (22)                  (33)
      Other liabilities                                                                       125                  (247)
      Federal income taxes
        Current                                                                              (335)                 (253)
        Deferred                                                                              (91)                   48
                                                                                          -------                ------
          Net cash provided by (used in) operating activities                               4,501                (2,081)

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                        1,368                   889
  Proceeds from maturity of investment securities                                              -                  1,750
  Proceeds from maturity/calls of investment securities designated
    as available for sale                                                                   1,485                 4,650
  Proceeds from sale of securities designated as available for sale                         3,889                 7,925
  Purchase of investment securities designated as available for sale                       (5,780)              (13,436)
  Loan principal repayments                                                                84,895                49,285
  Loan disbursements                                                                     (100,189)              (48,682)
  Proceeds from sale of real estate acquired through foreclosure                               -                    119
  Purchase of office premises and equipment                                                  (168)                 (163)
  Additions to real estate acquired through foreclosure                                        -                    (26)
                                                                                          -------                ------
          Net cash provided by (used in) investing activities                             (14,500)                2,311
                                                                                          -------                ------

          Net cash provided by (used in) operating and investing
            activities (balance carried forward)                                           (9,999)                  230
                                                                                          -------                ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the six months ended March 31,
                                 (In thousands)

                                                                                             2002                  2001
          Net cash provided by (used in) operating and investing
            activities (balance brought forward)                                          $(9,999)              $   230

Cash flows from financing activities:
  Sale of deposits                                                                         (7,806)                   -
  Net increase in deposit accounts                                                          1,295                 4,430
  Repayments of Federal Home Loan Bank advances                                           (44,404)              (31,345)
  Proceeds from Federal Home Loan Bank advances                                            63,500                30,500
  Advances by borrowers for taxes and insurance                                               127                    33
  Proceeds from exercise of stock options                                                      78                   170
  Dividends paid on common stock                                                             (823)                 (731)
  Purchase of treasury stock                                                                   (5)                   -
                                                                                           ------                ------
          Net cash provided by financing activities                                        11,962                 3,057
                                                                                           ------                ------

Net increase in cash and cash equivalents                                                   1,963                 3,287

Cash and cash equivalents at beginning of period                                            5,609                 2,023
                                                                                           ------                ------

Cash and cash equivalents at end of period                                                $ 7,572               $ 5,310
                                                                                           ======                ======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                  $ 1,680               $   825
                                                                                           ======                ======

    Interest on deposits and borrowings                                                   $10,133               $12,162
                                                                                           ======                ======


Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                  $  (230)              $    35
                                                                                           ======                ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                          $   166               $    29
                                                                                           ======                ======

  Transfers from loans to real estate acquired through foreclosure                        $   202               $    26
                                                                                           ======                ======

  Transfer of investment securities from held to maturity to an
    available for sale classification                                                     $    -                $14,002
                                                                                           ======                ======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the six- and three-month periods ended March 31, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2001. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                          Winton Financial Corporation

       For the six- and three-month periods ended March 31, 2002 and 2001


4.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                         For the six months ended              For the three months ended
                                                                  March 31,                              March 31,
                                                            2002            2001                    2002           2001
         Weighted-average common shares
           outstanding (basic)                         4,445,279       4,421,146               4,449,154      4,428,258
         Dilutive effect of assumed exercise
           of stock options                              110,673         103,291                 126,396        108,818
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       4,555,952       4,524,437               4,575,550      4,537,076
                                                       =========       =========               =========      =========

         Options to purchase 155,500 and 303,500 shares of common stock with a respective weighted-average exercise price of $13.03 and $11.17 were outstanding at March 31, 2002 and 2001, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

ITEM II              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of Winton Financial as of March 31, 2002, and the results of operations for the six- and three-month periods ended March 31, 2002 compared to the same periods in the prior year. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

Without limiting the foregoing, some of the statements in the following sections of this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

1.   Management's analysis of the interest rate risk of Winton Savings;

2. Management's discussion of the liquidity of Winton Savings' assets and the regulatory capital of Winton Savings;

3. Management's determination of the amount and adequacy of the allowance for loan losses;

4.   Management's opinion as to the effects of recent accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 2001 to March 31, 2002

The Corporation had total assets of $487.6 million at March 31, 2002, an increase of $13.8 million, or 2.9%, over the September 30, 2001 total. The increase in assets was comprised of a $12.5 million increase in loans receivable, including loans held for sale, and an increase in cash and interest-bearing deposits of $2.0 million, which were partially offset by a decrease in mortgage-backed securities of $1.4 million. The growth in assets was funded primarily by a $19.1 million increase in advances from the Federal Home Loan Bank ("FHLB") and undistributed earnings of $1.6 million, which were partially offset by a decline in deposits of $6.8 million. On December 7, 2001, Winton Savings completed a sale of deposits associated with one of its branches to another financial institution, and subsequently closed the branch.

Cash and cash equivalents totaled $7.6 million at March 31, 2002, an increase of $2.0 million over the balance at September 30, 2001. Investment securities totaled $14.5 million at March 31, 2002, an increase of $235,000, or 1.6%, over September 30, 2001 levels. The increase in investment securities resulted from purchases of $5.8 million, which was offset by sales and maturities of $5.4 million.

Mortgage-backed securities totaled $5.9 million at March 31, 2002, a decrease of $1.4 million, or 19.1%, from September 30, 2001, due primarily to principal repayments during the period.

Loans receivable and loans held for sale totaled $443.8 million at March 31, 2002, an increase of $12.5 million, or 2.9%, over September 30, 2001. The increase resulted primarily from $154.7 million in loan originations, which exceeded loan sales and principal repayments totaling $56.5 million and $84.9 million, respectively. Loan originations during the six-month period ended March 31, 2002, were comprised predominately of loans secured by one- to four-family residential real estate. During this period, consumers' preference remained focused on fixed-rate loans. As part of the Company's efforts to manage its interest rate risk, lower-yielding fixed-rate loans are generally sold in the secondary market, which resulted in the volume of loans sold increasing by $16.6 million, or 41.7%, compared to the same period in 2001.

                          Winton Financial Corporation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2001 to March 31, 2002 (continued)

At March 31, 2002, the Company's allowance for loan losses totaled $1.8 million, an increase of $606,000, or 50.8%, over the total at September 30, 2001. At March 31, 2002, the allowance represented approximately .40% of the total loan portfolio and 35.2% of total nonperforming loans. Nonperforming loans totaled $5.1 million and $2.7 million at March 31, 2002 and September 30, 2001, respectively. The nonperforming loans at March 31, 2002, were comprised primarily of a $1.8 million land loan, $2.5 million of loans secured by one- to four-family residential real estate and $833,000 of loans secured by multi-family and nonresidential real estate. At March 31, 2002, the ratio of total nonperforming loans to total loans amounted to 1.15%, compared to .62% at September 30, 2001. Although management believes that its allowance for loan losses at March 31, 2002 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $310.2 million at March 31, 2002, a decrease of $6.8 million, or 2.1%, from September 30, 2001 levels. The decrease was due primarily to the sale of $7.8 million of deposits to another financial institution. Exclusive of the sale, deposits increased during the six months ended March 31, 2002, by $1.0 million, due primarily to management's continuing marketing efforts and pricing strategies. Advances from the FHLB and other borrowings totaled $133.8 million at March 31, 2002, an increase of $19.1 million, or 16.7%, over September 30, 2001 levels. FHLB advances were used primarily to fund both asset growth and payment for deposit liabilities sold.

Shareholders' equity totaled $38.2 million at March 31, 2002, an increase of $1.5 million, or 4.1%, over September 30, 2001. The increase resulted from net earnings of $2.5 million and proceeds from the exercise of stock options of $78,000, which were partially offset by dividends totaling $823,000, a decrease in unrealized gains on available for sale securities of $230,000 and purchases of treasury shares of $5,000.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 2002, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six-Month Periods ended March 31, 2002 and 2001

General

The Corporation recorded net earnings for the six months ended March 31, 2002, totaling $2.5 million, an increase of $655,000, or 36.1%, compared to net earnings of $1.8 million for the same period in 2001. The increase in earnings was comprised of a $988,000 increase in net interest income and a $930,000 increase in other income, which were partially offset by a $547,000 increase in the provision for losses on loans, a $386,000 increase in general, administrative and other expense and a $330,000 increase in the provision for federal income taxes.

                          Winton Financial Corporation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods ended March 31, 2002 and 2001 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities decreased by $719,000, or 4.2%, for the six months ended March 31, 2002, compared to the same period in 2001. The decrease resulted primarily from a decrease in the average yield of 65 basis points, to 7.38% for the six months ended March 31, 2002, which was partially offset by an increase in the weighted-average balance outstanding of $18.2 million, or 4.3%, year to year.

Interest income on investment securities and interest-bearing deposits decreased by $268,000, or 33.5%, for the six months ended March 31, 2002, compared to the same period in 2001, due primarily to a decrease of 160 basis points in the average yield, to 3.98% for the 2002 period and a decrease of $2.0 million, or 6.8%, in the average balance outstanding year to year.

Interest expense on deposits decreased by $1.8 million, or 21.2%, for the six months ended March 31, 2002, compared to the same period in 2001. The decrease was primarily attributable to a 116 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $1.2 million increase in the weighted-average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 4.21% and 5.37% for the six months ended March 31, 2002 and 2001, respectively.

Interest expense on borrowings decreased by $205,000, or 5.6%, during the six months ended March 31, 2002, compared to the same period in 2001, due primarily to a decrease in the weighted-average cost of borrowings of 94 basis points, to 5.56% for the six months ended March 31, 2002, which was partially offset by an $11.7 million, or 10.3%, increase in the weighted-average balance of borrowings outstanding year to year. The decreases in yields on interest-earning assets and the cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during calendar 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $988,000, or 16.6%, to $6.9 million for the six months ended March 31, 2002, compared to the same period in 2001. The interest rate spread increased by 38 basis points, to 2.59% for the six months ended March 31, 2002, while the net interest margin increased by 33 basis points, to 2.93% for the six months ended March 31, 2002, compared to 2.60% for the six months ended March 31, 2001.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $637,000 provision for losses on loans during the six-month period ended March 31, 2002, compared to a provision of $90,000 recorded in the 2001 period. Management deemed it prudent to increase the provision due to the increase in nonperforming loans and the potential impact on the loan portfolio of a general weakening of the economic environment.

                          Winton Financial Corporation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods ended March 31, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

The following tables set forth information regarding delinquent loans, nonperforming assets and the allowance for loan losses.

                                                       March 31,             September 30,
                                                            2002                      2001
                                                              (Dollars in thousands)
Loans delinquent
  30 to 89 days                                          $ 7,331                   $11,059
  90 or more days                                          5,110                     2,744
                                                          ------                    ------

         Total delinquent loans                          $12,441                   $13,803
                                                          ======                    ======

Loans accounted for on nonaccrual basis                  $ 4,636                   $ 2,428
Loans greater than 90 days and still accruing                474                       316
Real estate acquired through foreclosure                     679                       486
                                                          ------                    ------

         Total nonperforming assets                      $ 5,789                   $ 3,230
                                                          ======                    ======

Allowance for loan losses                                $ 1,800                   $ 1,194
                                                          ======                    ======

Allowance for loan losses to total loans                    0.40%                     0.27%
Allowance for loan losses to nonperforming loans           35.23%                    43.51%
Allowance for loan losses to nonperforming assets          31.09%                    36.97%
Nonperforming loans to total loans                          1.15%                     0.62%

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover known losses and losses inherent in the Company's loan portfolio at this time, no assurance can be given that the level of the allowance will be sufficient to cover future loan losses or that future adjustments to the allowance will not be necessary if economic and/or other conditions differ substantially from the economic and other conditions considered by management in evaluating the adequacy of the current level of the allowance.

Other Income

Other income totaled $1.9 million for the six months ended March 31, 2002, an increase of $930,000, or 93.7%, compared to the 2001 period, due primarily to a $552,000, or 93.2%, increase in mortgage banking income, a $135,000 increase in gain on sale of securities and a $250,000 gain on sale of deposits. Net mortgage servicing fees and related amortization amounted to $3,000 of additional revenue for the six months ended March 31, 2002, compared to revenue of $120,000 for the 2001 period. The gain on sale of loans increased by $669,000, or 141.7%, due to a $16.6 million, or 41.7% increase in sales volume, as the Company elected to sell fixed-rate loans originated in the current low interest rate environment.

                          Winton Financial Corporation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods ended March 31, 2002 and 2001 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $4.5 million for the six months ended March 31, 2002, an increase of $386,000, or 9.4%, compared to the same period in 2001. The increase was due primarily to an increase in employee compensation and benefits of $267,000, or 11.8%, and an increase in other operating expense of $112,000, or 18.8%. Employee compensation and benefits increased due to normal merit increases, overtime paid in the first quarter due to increased business activity and $115,000 of expense related to an incentive bonus plan. Other operating expenses increased due to increases in legal fees on delinquent loans, increased costs attendant to the increase in loan volume and pro-rata increases in operating costs due to the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $1.3 million for the six months ended March 31, 2002, an increase of $330,000, or 35.1%, compared to the same period in 2001. The increase was due primarily to the increase in earnings before income taxes of $985,000, or 35.8%, as the effective tax rates were 34.0% and 34.2% for the six-month periods ended March 31, 2002 and 2001, respectively.


Comparison of Operating Results for the Three-Month Periods ended March 31, 2002 and 2001

General

The Corporation recorded net earnings for the three months ended March 31, 2002, totaling $1.2 million, an increase of $287,000, or 31.5%, compared to net earnings of $912,000 for the same period in 2001. The increase in net earnings was comprised of a $638,000 increase in net interest income and a $149,000 increase in other income, which were partially offset by a $127,000 increase in the provision for losses on loans, a $229,000 increase in general, administrative and other expense and a $144,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities decreased by $328,000, or 3.9%, for the three months ended March 31, 2002, compared to the same quarter in 2001. The decrease resulted primarily from a decrease in the average yield of 66 basis points, to 7.28% for the three months ended March 31, 2002, which was partially offset by an increase in the weighted-average balance outstanding of $20.7 million, or 4.8%, year to year.

Interest income on investment securities and interest-bearing deposits decreased by $156,000, or 39.4%, for the three months ended March 31, 2002, compared to the same quarter in 2001, due primarily to a decrease of 188 basis points in the average yield, to 3.60% for the 2002 quarter and a decrease of $2.2 million, or 7.7%, in the average balance outstanding year to year.

                          Winton Financial Corporation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended March 31, 2002 and 2001 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $1.1 million, or 26.1%, for the three months ended March 31, 2002, compared to the same period in 2001. The decrease was primarily attributable to a 135 basis point decrease in the weighted-average cost of deposits, coupled with a $2.2 million decrease in the weighted-average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 3.93% and 5.28% for the three months ended March 31, 2002 and 2001, respectively.

Interest expense on borrowings decreased by $50,000, or 2.8%, during the three months ended March 31, 2002, compared to the same quarter in 2001, primarily due to a decrease in the weighted-average cost of borrowings of 94 basis points, to 5.35% for the three months ended March 31, 2002, which was partially offset by a $16.4 million, or 14.2%, increase in the weighted-average balance of borrowings outstanding year to year. The decreases in yields on interest-earning assets and the cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during calendar 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $638,000, or 21.4%, to $3.6 million for the three months ended March 31, 2002, compared to the same quarter in 2001. The interest rate spread increased by 49 basis points, to 2.72% for the three months ended March 31, 2002, while the net interest margin increased by 43 basis points, to 3.04% for the three months ended March 31, 2002, compared to 2.61% for the three months ended March 31, 2001.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $172,000 provision for losses on loans during the quarter ended March 31, 2002, compared to a provision of $45,000 recorded in the 2001 period. Management deemed it prudent to increase the provision due to the increase in nonperforming loans and the potential impact on the loan portfolio of a general weakening of the economic environment. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

Other income totaled $705,000 for the three months ended March 31, 2002, an increase of $149,000, or 26.8%, compared to the 2001 period, due primarily to a $144,000, or 205.7%, increase in gain on sale of securities, coupled with a $13,000 increase in gains on sale of loans.

                          Winton Financial Corporation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended March 31, 2002 and 2001 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the three months ended March 31, 2002, an increase of $229,000, or 10.9%, compared to the same period in 2001. The increase was due primarily to an increase in employee compensation and benefits of $179,000, or 15.3%, and an increase in other operating expense of $54,000, or 17.8%. Employee compensation and benefits increased due to normal merit increases year to year and $115,000 of expense related to an incentive bonus plan. Other operating expenses increased due to increases in legal fees on delinquent loans and pro-rata increases in operating costs due to the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $618,000 for the three months ended March 31, 2002, an increase of $144,000, or 30.4%, compared to the same period in 2001. The increase was due primarily to the increase in earnings before income taxes of $431,000, or 31.1%, as the effective tax rates were 34.0% and 34.2% for the three-month periods ended March 31, 2002 and 2001, respectively.


Liquidity and Capital Resources

Winton Savings maintains sufficient funds to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans.

At March 31, 2002, Winton Savings had $152.1 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at Winton Savings' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

In the event that certificates of deposit cannot be renewed at prevailing market rates, the Company can obtain additional advances from the FHLB of Cincinnati. At March 31, 2002, the Company had $131.8 million of outstanding FHLB advances, with the ability to borrow an additional $112.0 million. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market. As of March 31, 2002, the Company had $14.0 million in brokered deposits.

Winton Financial believes that the Company's liquidity posture at March 31, 2002, was adequate to meet outstanding loan commitments and other cash requirements.

                          Winton Financial Corporation

ITEM II               QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUNT MARKET RISK


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





Date:      May 10, 2002                          By: /s/Robert L. Bollin
       ---------------------------                   ------------------------
                                                       Robert L. Bollin
                                                       President





Date:      May 10, 2002                          By: /s/Jill M. Burke
       ---------------------------                   ------------------------
                                                       Jill M. Burke
                                                      Chief Financial Officer