Form 10-Q
period 2002-06-30
WINTON FINANCIAL CORP
filed 2002-08-14
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2002
                                ----------------------------------

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

Yes [X]           No  [   ]

As of August 8, 2002, the latest practicable date, 4,464,554 shares of the registrant's common stock, no par value, were issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS


                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                         June 30,         September 30,
         ASSETS                                                                              2002                  2001
Cash and due from banks                                                                  $  1,482              $  1,877
Interest-bearing deposits in other financial institutions                                   9,539                 3,732
                                                                                          -------               -------
         Cash and cash equivalents                                                         11,021                 5,609

Investment securities available for sale - at market                                       15,380                14,263
Mortgage-backed securities available for sale - at market                                     209                   262
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $5,329 and $6,936 at
  June 30, 2002 and September 30, 2001, respectively                                        5,206                 7,036
Loans receivable - net                                                                    425,788               427,485
Loans held for sale - at lower of cost or market                                           18,357                 3,839
Office premises and equipment - at depreciated cost                                         3,459                 3,247
Real estate acquired through foreclosure                                                      674                   486
Federal Home Loan Bank stock - at cost                                                      7,736                 7,458
Accrued interest receivable                                                                 3,037                 3,205
Prepaid expenses and other assets                                                             724                   667
Intangible assets - net of amortization                                                       173                   219
Prepaid federal income taxes                                                                  126                    -
                                                                                          -------               -------

         Total assets                                                                    $491,890              $473,776
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $318,617              $316,960
Advances from the Federal Home Loan Bank                                                  126,597               112,668
Other borrowed money                                                                        2,000                 2,000
Accounts payable on mortgage loans serviced for others                                        637                   682
Advance payments by borrowers for taxes and insurance                                         787                 1,409
Other liabilities                                                                           2,480                 1,570
Accrued federal income taxes                                                                   -                     25
Deferred federal income taxes                                                               1,552                 1,772
                                                                                          -------               -------
         Total liabilities                                                                452,670               437,086

Commitments                                                                                    -                     -

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                           -                     -
  Common stock - 18,000,000 shares without par value authorized;
    4,455,054 and 4,438,014 shares issued at June 30, 2002 and
    September 30, 2001, respectively                                                           -                     -
  Additional paid-in capital                                                               10,253                10,142
  Retained earnings - restricted                                                           28,582                25,985
  Less 500 shares of treasury stock - at cost                                                  (5)                   -
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                              390                   563
                                                                                          -------               -------
         Total shareholders' equity                                                        39,220                36,690
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $491,890              $473,776
                                                                                          =======               =======

                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                     Nine months ended               Three months ended
                                                                         June 30,                         June 30,
                                                                   2002           2001              2002           2001
Interest income
  Loans                                                         $24,629        $25,041            $8,333         $8,259
  Mortgage-backed securities                                        223            549                67            160
  Investment securities                                             484            773               153            229
  Interest-bearing deposits and other                               306            427               106            172
                                                                 ------         ------             -----          -----
         Total interest income                                   25,642         26,790             8,659          8,820

Interest expense
  Deposits                                                        9,530         12,488             2,946          4,134
  Borrowings                                                      5,291          5,358             1,817          1,679
                                                                 ------         ------             -----          -----
         Total interest expense                                  14,821         17,846             4,763          5,813
                                                                 ------         ------             -----          -----

         Net interest income                                     10,821          8,944             3,896          3,007

Provision for losses on loans                                       712            135                75             45
                                                                 ------         ------             -----          -----

         Net interest income after provision
           for losses on loans                                   10,109          8,809             3,821          2,962

Other income
  Mortgage banking income                                         1,474            968               330            376
  Gain on sale of investment securities                             224            131                10             52
  Gain on sale of deposits                                          250             -                 -              -
  Other operating                                                   483            482               168            160
                                                                 ------         ------             -----          -----
         Total other income                                       2,431          1,581               508            588

General, administrative and other expense
  Employee compensation and benefits                              3,871          3,406             1,332          1,134
  Occupancy and equipment                                           816            856               272            281
  Franchise taxes                                                   286            287                98             96
  Data processing                                                   320            309               104            106
  Amortization of intangible assets                                  46             46                15             15
  Advertising                                                       179            153                63             55
  Other operating                                                 1,216          1,133               377            416
                                                                 ------         ------             -----          -----
         Total general, administrative and other expense          6,734          6,190             2,261          2,103
                                                                 ------         ------             -----          -----

         Earnings before income taxes                             5,806          4,200             2,068          1,447

Federal income taxes
  Current                                                         2,105          1,425               743            532
  Deferred                                                         (131)            11               (40)           (37)
                                                                 ------         ------             -----          -----
         Total federal income taxes                               1,974          1,436               703            495
                                                                 ------         ------             -----          -----

         NET EARNINGS                                           $ 3,832        $ 2,764            $1,365         $  952
                                                                 ======         ======             =====          =====

         EARNINGS PER SHARE
           Basic                                                   $.86           $.62              $.30           $.21
                                                                    ===            ===               ===            ===

           Diluted                                                 $.84           $.61              $.30           $.21
                                                                    ===            ===               ===            ===

         Dividends per share                                     $.2775         $.2475            $.0925         $.0825
                                                                  =====          =====             =====          =====

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                       Nine months ended              Three months ended
                                                                            June 30,                       June 30,
                                                                       2002         2001              2002         2001
Net earnings                                                         $3,832       $2,764            $1,365       $  952

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(13), $121, $33 and $76 for the nine
    and three months ended June 30, 2002 and 2001, respectively         (25)         234                64          147

  Reclassification adjustment for realized gains included in earnings, net of tax of $76, $45, $3 and $18 for the nine
    and three months ended June 30, 2002 and 2001, respectively        (148)         (86)               (7)         (34)
                                                                      -----        -----             -----        -----

Comprehensive income                                                 $3,659       $2,912            $1,422       $1,065
                                                                      =====        =====             =====        =====

Accumulated comprehensive income                                     $  390       $  589            $  390       $  589
                                                                      =====        =====             =====        =====

                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                               2002                2001
Cash flows from operating activities:
  Net earnings for the period                                                              $  3,832             $ 2,764
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums on investments and
      mortgage-backed securities                                                                 74                  47
    Amortization of deferred loan origination fees                                             (131)                (51)
    Depreciation                                                                                337                 346
    Amortization of intangible assets                                                            46                  46
    Provision for losses on loans                                                               712                 135
    Gain on sale of mortgage loans                                                           (1,243)               (783)
    Loans disbursed for sale in the secondary market                                        (90,552)            (71,593)
    Proceeds from sale of loans in the secondary market                                      77,277              72,835
    Loss on sale of real estate acquired through foreclosure                                     -                    5
    Gain on sale of deposits                                                                   (250)                 -
    Gain on sale of investment securities                                                      (224)               (131)
    Federal Home Loan Bank stock dividends                                                     (278)               (388)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                               168                 170
      Prepaid expenses and other assets                                                         (57)               (144)
      Accounts payable on mortgage loans serviced for others                                    (45)                (82)
      Other liabilities                                                                         910                (251)
      Federal income taxes
        Current                                                                                (151)               (214)
        Deferred                                                                               (131)                 11
                                                                                            -------              ------
         Net cash provided by (used in) operating activities                                 (9,706)              2,722

Cash flows from investing activities:
  Proceeds from maturity of investment securities                                                -                1,750
  Proceeds from maturity/calls of investment securities designated as
    available for sale                                                                        2,685               6,900
  Proceeds from sale of investment securities designated as available for sale                3,889              10,953
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                                        1,927                  -
  Purchase of investment securities designated as available for sale                         (7,776)            (13,936)
  Purchase of mortgage-backed securities designated as available for sale                    (1,917)                 -
  Principal repayments on mortgage-backed securities                                          1,846               4,644
  Loan principal repayments                                                                 132,050              84,406
  Loan disbursements                                                                       (131,136)            (90,113)
  Proceeds from the sale of real estate acquired through foreclosure                             -                  119
  Purchase of office premises and equipment                                                    (535)               (207)
  Additions to real estate acquired through foreclosure                                          -                  (28)
                                                                                            -------              ------
         Net cash provided by investing activities                                            1,033               4,488
                                                                                            -------              ------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                              (8,673)              7,210
                                                                                            -------              ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                               2002                2001
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                             $(8,673)            $ 7,210

Cash flows from financing activities:
  Net increase in deposit accounts                                                            9,713              10,003
  Sale of deposits                                                                           (7,806)                 -
  Proceeds from Federal Home Loan Bank advances                                              67,500              37,000
  Repayment of Federal Home Loan Bank advances                                              (53,571)            (46,373)
  Advances by borrowers for taxes and insurance                                                (622)               (709)
  Proceeds from exercise of stock options                                                       111                 170
  Dividends paid on common stock                                                             (1,235)             (1,097)
  Purchase of treasury stock                                                                     (5)                 -
                                                                                             ------              ------
         Net cash provided by (used in) financing activities                                 14,085              (1,006)
                                                                                             ------              ------

Net increase in cash and cash equivalents                                                     5,412               6,204

Cash and cash equivalents at beginning of period                                              5,609               2,023
                                                                                             ------              ------

Cash and cash equivalents at end of period                                                  $11,021             $ 8,227
                                                                                             ======              ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                    $ 2,230             $ 1,320
                                                                                             ======              ======

    Interest on deposits and borrowings                                                     $14,932             $18,081
                                                                                             ======              ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                          $   202             $    28
                                                                                             ======              ======

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                              $  (173)            $   148
                                                                                             ======              ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                            $   198             $    44
                                                                                             ======              ======

  Transfer of investment securities from held to maturity to an
    available for sale classification                                                       $    -              $14,002
                                                                                             ======              ======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended June 30, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2001. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                          Winton Financial Corporation

       For the nine- and three-month periods ended June 30, 2002 and 2001


4.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                         For the nine months ended                For the three months ended
                                                                  June 30,                               June 30,
                                                            2002            2001                    2002           2001
         Weighted-average common shares
           outstanding (basic)                         4,448,059       4,426,769               4,453,620      4,438,014
         Dilutive effect of assumed exercise
           of stock options                              115,362         100,463                 137,701         90,364
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       4,563,421       4,527,232               4,591,321      4,528,378
                                                       =========       =========               =========      =========

         Options to purchase 155,500 and 427,500 shares of common stock, with a respective weighted-average exercise price of $13.03 and $10.49, were outstanding at June 30, 2002 and 2001, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of Winton Financial as of June 30, 2002, and the results of operations for the nine- and three-month periods ended June 30, 2002 compared to the same periods in the prior year. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area.

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


Discussion of Financial  Condition  Changes from  September 30, 2001 to June 30,
2002

The Corporation had total assets of $491.9 million at June 30, 2002, an increase of $18.1 million, or 3.8%, over the September 30, 2001 total. The increase in assets was comprised of a $12.8 million increase in loans receivable, including loans held for sale, an increase in cash and interest-bearing deposits of $5.4 million and an increase in investments available for sale of $1.1 million, which were partially offset by a decrease in mortgage-backed securities of $1.9 million. The growth in assets was funded primarily by a $13.9 million increase in advances from the Federal Home Loan Bank ("FHLB"), undistributed earnings of $2.6 million and an increase in deposits of $1.7 million. On December 7, 2001, Winton Savings completed a sale of deposits associated with one of its branches to another financial institution, and subsequently closed the branch.

Cash and cash equivalents totaled $11.0 million at June 30, 2002, an increase of $5.4 million over the balance at September 30, 2001. Investment securities totaled $15.4 million at June 30, 2002, an increase of $1.1 million, or 7.8%, over September 30, 2001 levels. The increase in investment securities resulted from purchases of $7.8 million, which was partially offset by sales and maturities totaling $6.6 million.

Mortgage-backed securities totaled $5.4 million at June 30, 2002, a decrease of $1.9 million, or 25.8%, from September 30, 2001, due primarily to principal repayments during the period.

Loans receivable totaled $425.8 million at June 30, 2002, a decrease of $1.7 million, or .4%, compared to the September 30, 2001 total. The decrease resulted primarily from $131.1 million in portfolio loan originations, which were exceeded loan principal repayments totaling $132.1 million. Loan originations during the nine-month period ended June 30, 2002, were comprised predominately of loans secured by one- to four-family residential real estate. During this period, consumers' preference remained focused on fixed-rate loans. As part of the Company's efforts to manage its interest rate risk, loans held for sale increased by $14.5 million as loans originated for sale totaling $90.6 million more than exceeded the $76.0 million of loans sold. The Company's held for sale portfolio at June 30, 2002 had a market value of $18.6 million which exceeded the portfolio cost carrying value by approximately $290,000.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2001 to June 30, 2002 (continued)

At June 30, 2002, the Company's allowance for loan losses totaled $1.8 million, an increase of $642,000, or 53.8%, over the total at September 30, 2001. At June 30, 2002, the allowance represented approximately .40% of the total loan portfolio and 57.0% of total nonperforming loans. Nonperforming loans totaled $3.2 million and $2.7 million at June 30, 2002 and September 30, 2001, respectively. The nonperforming loans at June 30, 2002, were comprised primarily of a $1.5 million construction loan, $1.2 million of loans secured by one- to four-family residential real estate and $470,000 of loans secured by multi-family and nonresidential real estate. At June 30, 2002, the ratio of total nonperforming loans to total loans amounted to .70%, compared to .62% at September 30, 2001. Although management believes that its allowance for loan losses at June 30, 2002 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $318.6 million at June 30, 2002, an increase of $1.7 million, or 0.5%, over September 30, 2001 levels. In the first quarter of fiscal 2002, the Company sold $8.1 million of deposits to another financial institution. Exclusive of the sale, deposits increased during the nine months ended June 30, 2002, by $9.7 million, or 3.1%, due primarily to management's continuing marketing efforts and pricing strategies. Advances from the FHLB and other borrowings totaled $128.6 million at June 30, 2002, an increase of $13.9 million, or 12.1%, over September 30, 2001 levels. FHLB advances were used primarily to fund both asset growth and payment for deposit liabilities sold.

Shareholders' equity totaled $39.2 million at June 30, 2002, an increase of $2.5 million, or 6.9%, over September 30, 2001. The increase resulted from net earnings of $3.8 million and proceeds from the exercise of stock options of $111,000, which were partially offset by dividends totaling $1.2 million, a decrease in unrealized gains on available for sale securities of $173,000 and purchases of treasury shares of $5,000.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 2002, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2002 and 2001

General

The Corporation recorded net earnings for the nine months ended June 30, 2002, totaling $3.8 million, an increase of $1.1 million, or 38.6%, compared to net earnings for the same period in 2001. The increase in earnings was comprised of a $1.9 million increase in net interest income and an $850,000 increase in other income, which were partially offset by a $577,000 increase in the provision for losses on loans, a $544,000 increase in general, administrative and other expense and a $538,000 increase in the provision for federal income taxes.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2002 and 2001 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities decreased by $738,000, or 2.9%, for the nine months ended June 30, 2002, compared to the same period in 2001. The decrease resulted primarily from a decrease in the average yield of 58 basis points, to 7.41% for the nine months ended June 30, 2002, which was partially offset by an increase in the weighted-average balance outstanding of $20.0 million, or 4.5%, year to year.

Interest income on investment securities and interest-bearing deposits decreased by $410,000, or 34.2%, for the nine months ended June 30, 2002, compared to the same period in 2001, due primarily to a decrease of 182 basis points in the average yield, to 3.74% for the 2002 period and a decrease of $615,000, or 2.1%, in the average balance outstanding year to year.

Interest expense on deposits decreased by $3.0 million, or 23.7%, for the nine months ended June 30, 2002, compared to the same period in 2001. The decrease was primarily attributable to a 126 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $413,000 increase in the weighted-average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 4.05% and 5.31% for the nine month periods ended June 30, 2002 and 2001, respectively.

Interest expense on borrowings decreased by $67,000, or 1.3%, during the nine months ended June 30, 2002, compared to the same period in 2001, due primarily to a decrease in the weighted-average cost of borrowings of 80 basis points, to 5.58% for the nine months ended June 30, 2002, which was partially offset by a $14.4 million, or 12.9%, increase in the weighted-average balance of borrowings outstanding year to year. The decreases in yields on interest-earning assets and the cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during calendar 2001. This low interest rate environment continued during the first six months of calendar 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.9 million, or 21.0%, to $10.8 million for the nine months ended June 30, 2002, compared to the same period in 2001. The interest rate spread increased by 46 basis points, to 2.70% for the nine months ended June 30, 2002, while the net interest margin increased by 42 basis points, to 3.03% for the nine months ended June 30, 2002, compared to 2.61% for the nine months ended June 30, 2001.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $712,000 provision for losses on loans during the nine-month period ended June 30, 2002, compared to a provision of $135,000 recorded in the 2001 period. Management deemed it prudent to increase the provision due to an increase in the level of nonperforming loans and the potential impact on the loan portfolio of a general weakening of the economic environment.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

The following tables set forth information regarding delinquent loans, nonperforming assets and the allowance for loan losses.

                                                            June 30,             September 30,
                                                                2002                      2001
                                                                  (Dollars in thousands)
Loans delinquent
  30 to 89 days                                               $6,769                   $11,059
  90 or more days                                              3,224                     2,744
                                                               -----                    ------

         Total delinquent loans                               $9,993                   $13,803
                                                               =====                    ======

Loans accounted for on nonaccrual basis                       $2,839                   $ 2,428
Loans greater than 90 days and still accruing                    385                       316
Real estate acquired through foreclosure                         674                       486
                                                               -----                    ------

         Total nonperforming assets                           $3,898                   $ 3,230
                                                               =====                    ======

Allowance for loan losses                                     $1,836                   $ 1,194
                                                               =====                    ======

Allowance for loan losses to total loans                        0.40%                     0.27%
Allowance for loan losses to nonperforming loans               56.95%                    43.51%
Allowance for loan losses to nonperforming assets              47.10%                    36.97%
Nonperforming loans to total loans                              0.72%                     0.62%

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

Other Income

Other income totaled $2.4 million for the nine months ended June 30, 2002, an increase of $850,000, or 53.8%, compared to the 2001 period, due primarily to a $506,000, or 52.3%, increase in mortgage banking income, a $93,000 increase in gain on sale of securities and a $250,000 gain on sale of deposits. Net mortgage servicing fees and related amortization amounted to $33,000 of additional revenue for the nine months ended June 30, 2002, compared to revenue of $141,000 for the 2001 period. The gain on sale of loans increased by $614,000, or 74.2%, due primarily to a $4.0 million, or 5.5% increase in sales volume, as the Company elected to sell fixed-rate loans originated in the current low interest rate environment.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2002 and 2001 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $6.7 million for the nine months ended June 30, 2002, an increase of $544,000, or 8.8%, compared to the same period in 2001. The increase was due primarily to an increase in employee compensation and benefits of $465,000, or 13.7%, and an increase in other operating expense of $83,000, or 7.3%. Employee compensation and benefits increased due to normal merit increases, overtime paid in the first quarter due to increased business activity and $202,000 of expense related to an incentive bonus plan. Other operating expenses increased due to an increase in legal fees incurred in connection with delinquent loans, an increase in costs attendant to the increase in loan volume and pro-rata increases in operating costs due to the Corporation's overall growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $2.0 million for the nine months ended June 30, 2002, an increase of $538,000, or 37.5%, compared to the same period in 2001. The increase was due primarily to the increase in earnings before income taxes of $1.6 million, or 38.2%, as the effective tax rates were 34.0% and 34.2% for the nine-month periods ended June 30, 2002 and 2001, respectively.


Comparison of Operating Results for the Three-Month Periods ended June 30, 2002 and 2001

General

The Corporation recorded net earnings for the three months ended June 30, 2002, totaling $1.4 million, an increase of $413,000, or 43.4%, compared to net earnings of $952,000 for the same period in 2001. The increase in net earnings was comprised of an $889,000 increase in net interest income, which was partially offset by a $208,000 increase in the provision for federal income taxes, a $158,000 increase in general, administrative and other expense, an $80,000 decrease in other income and a $30,000 increase in the provision for losses on loans.

Net Interest Income

Interest income on loans and mortgage-backed securities decreased by $19,000, or 0.2%, for the three months ended June 30, 2002, compared to the same quarter in 2001. The decrease resulted primarily from a decrease in the average yield of 46 basis points, to 7.39% for the three months ended June 30, 2002, which was partially offset by an increase in the weighted-average balance outstanding of $22.2 million, or 5.2%, year to year. During the quarter ended June 30, 2002, the Company received full repayment of a non-performing loan resulting in recognition of interest income totaling approximately $260,000.

Interest income on investment securities and interest-bearing deposits decreased by $142,000, or 35.4%, for the three months ended June 30, 2002, compared to the same quarter in 2001, due primarily to a decrease of 209 basis points in the average yield, to 3.38% for the 2002 quarter, which was partially offset by an increase of $1.3 million, or 4.5%, in the average balance outstanding year to year.

Interest expense on deposits decreased by $1.2 million, or 28.7%, for the three months ended June 30, 2002, compared to the same period in 2001. The decrease was primarily attributable to a 147 basis point decrease in the weighted-average cost of deposits, coupled with a $2.2 million decrease in the weighted-average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 3.73% and 5.20% for the three months ended June 30, 2002 and 2001, respectively.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2002 and 2001 (continued)

Net Interest Income (continued)

Interest expense on borrowings increased by $138,000, or 8.2%, during the three months ended June 30, 2002, compared to the same quarter in 2001, primarily due to a $21.8 million, or 20.0%, increase in the weighted-average balance of borrowings outstanding year to year, which was partially offset by a 61 basis point decrease in the weighted-average cost of borrowings, to 5.56% for the three months ended June 30, 2002. The decreases in yields on interest-earning assets and the cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during calendar 2001. This low interest rate environment continued into 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $889,000, or 29.6%, to $3.9 million for the three months ended June 30, 2002, compared to the same quarter in 2001. The interest rate spread increased by 67 basis points, to 2.92% for the three months ended June 30, 2002, while the net interest margin increased by 61 basis points, to 3.24% for the three months ended June 30, 2002, compared to 2.63% for the three months ended June 30, 2001.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio, management recorded a $75,000 provision for losses on loans during the quarter ended June 30, 2002, compared to a provision of $45,000 recorded in the 2001 period. Management deemed it prudent to increase the provision due to the increase in nonperforming loans and the potential impact on the loan portfolio of a general weakening of the economic environment. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

Other income totaled $508,000 for the three months ended June 30, 2002, a decrease of $80,000, or 13.6%, compared to the 2001 period, due primarily to a $46,000, or 12.2%, decrease in gain on sale of loans, coupled with a $42,000 decrease in gains on sale of investment securities.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the three months ended June 30, 2002, an increase of $158,000, or 7.5%, compared to the same period in 2001. The increase was due primarily to an increase in employee compensation and benefits of $198,000, or 17.5%, which was partially offset by a decline in other operating expenses of $39,000, or 9.4%. The decrease in other operating expenses was primarily due to declines in legal expense due to recoveries, a decline in stationery and printing costs and bad check losses, which were partially offset by pro-rata increases in operating costs due to the Corporation's overall growth year to year. Employee compensation and benefits increased due to normal merit increases year to year and $51,000 of expense related to an incentive bonus plan.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2002 and 2001 (continued)

Federal Income Taxes

The provision for federal income taxes amounted to $703,000 for the three months ended June 30, 2002, an increase of $208,000, or 42.0%, compared to the same period in 2001. The increase was due primarily to the increase in earnings before income taxes of $621,000, or 42.9%, as the effective tax rates were 34.0% and 34.2% for the three-month periods ended June 30, 2002 and 2001, respectively.


Liquidity and Capital Resources

Winton Savings maintains sufficient funds to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans.

At June 30, 2002, Winton Savings had $164.8 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at Winton Savings' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

In the event that certificates of deposit cannot be renewed at prevailing market rates, the Company can obtain additional advances from the FHLB of Cincinnati. At June 30, 2002, the Company had $126.6 million of outstanding FHLB advances, with the ability to borrow an additional $94.8 million. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market. As of June 30, 2002, the Company had $13.6 million in brokered deposits.

Winton Financial believes that the Company's liquidity posture at June 30, 2002, is adequate to meet outstanding loan commitments and other cash requirements.

                          Winton Financial Corporation

                ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


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

         Not applicable

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
               99.1                     Safe Harbor Under the Private Securities
                                          Litigation Reform Act of 1995
               99.2                     Certification of Chief Executive Officer
               99.3                     Certification of Chief Financial Officer

         (b)  Reports on Form 8-K       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 14, 2002             By: /s/Robert L. Bollin
       -------------------------           -----------------------------------
                                             Robert L. Bollin
                                             President





Date:      August 14, 2002             By: /s/Jill M. Burke
       -------------------------           -----------------------------------
                                             Jill M. Burke
                                             Chief Financial Officer