Form 10-K
period 2002-09-30
WINTON FINANCIAL CORP
filed 2002-12-30
CIK 857907

UNITED STATES
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

            For the Fiscal Year September 30, 2002
                                       OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

            For the transition period from ______________to___________________

                         Commission File Number: 0-18993
                                                 -------

                          WINTON FINANCIAL CORPORATION
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

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

                  Registrant's telephone number: (513) 385-3880

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                            ------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value
               -------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the last sale price quoted by The American Stock Exchange as of December 6, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant on that date was $37.8 million.

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  Yes      No   X
                                            ---      ---

Based upon the last sale price quoted by The American Stock Exchange as of March 29, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant on that date was $36.4 million.

On December 6, 2002, there were 4,469,554 of the Registrant's Common Shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-K:       Safe Harbor Under the Private Securities Litigation
                           Reform Act of 1995 in Exhibit 99.1.
Part II of Form 10-K:      Portions of the Annual Report to Shareholders for the
                           fiscal year ended September 30, 2002, in Exhibit 13.
Part III of Form 10-K:     Proxy Statement for 2003 Annual Meeting of
                           Shareholders in Exhibit 20.

                                     PART I

Item 1.          Business

General

        Winton Financial Corporation, an Ohio corporation ("Winton Financial," the "Corporation" or "WFC"), is a unitary savings and loan holding company which owns all of the outstanding common shares of The Winton Savings and Loan Co., an Ohio savings and loan association ("Winton Savings" or the "Company").

        The activities of Winton Financial have been limited primarily to holding the stock of Winton Savings. Organized in 1887 under the laws of the state of Ohio as a mutual savings and loan association, Winton Savings completed its conversion to stock form in fiscal 1988 and completed merger transactions with BenchMark Federal Savings Bank ("BenchMark") and Blue Chip Savings Bank ("Blue Chip") in June 1999 and January 1996, respectively. Each transaction was accounted for as a pooling of interests. Winton Savings conducts business from its principal office in the Monfort Heights area of Cincinnati, Ohio, and its five branch offices in Hamilton County, Ohio, and one loan production office in the Western Hills area of Cincinnati. During fiscal 2002, Winton Savings opened a loan production office in Lawrenceburg, Indiana. Also during fiscal 2002, Winton Savings established an Internet banking product and began to offer a full range of banking services through the Internet.

        Winton Savings is principally engaged in the business of making first mortgage loans to finance the purchase, construction or improvement of residential or other real property. Such business is conducted through an aggressive marketing and selling effort of its lending products and services to the communities in its market area and through the continued development of innovative lending programs that give Winton Savings a competitive advantage.

        Winton Savings also invests in U.S. government guaranteed mortgage-backed securities and investment securities issued by the U.S. government and agencies thereof. Funds for lending and investment are obtained primarily from savings deposits, loan principal and interest repayments, mortgage sales and borrowings from the Federal Home Loan Bank (the "FHLB") of Cincinnati, of which Winton Savings is a member.

        Winton Financial is subject to regulation, supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury (the "OTS"). Winton Savings is subject to regulation, supervision and examination by the OTS, the Federal Deposit Insurance Corporation (the "FDIC") and the Ohio Division of Financial Institutions. Deposits in Winton Savings are insured up to applicable limits by the FDIC.

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

         Loan Portfolio Composition. The following table sets forth certain information concerning the composition of Winton's loan portfolio at the dates indicated:

                                                                  At September 30,

                                     2002              2001              2000               1999                  1998
                                   -------           -------           -------             -------               -------
                                         Percent           Percent            Percent             Percent               Percent
                                           of                of                  of                  of                    of
                                          total             total              total                total                 total
                               Amount     loans    Amount   loans     Amount   loans     Amount     loans      Amount     loans
                               ------     -----    ------   -----     ------   -----     ------     -----      ------     -----
                                                                 (Dollars in thousands)
Real estate loans:
   One- to four-family (1)    $248,606     54.4%  $226,684   52.6%   $223,698   53.8%  $226,586     54.8%    $189,915     54.1
   Multifamily                  80,523     17.6     79,003   18.3      77,870   18.7     80,309     19.4       76,399     21.7
   Land and lot                  9,289      2.0      3,836     .9       3,502     .8      4,546      1.1        5,941      1.7
   Nonresidential               91,509     20.0     86,056   20.0      75,127   18.1     74,233     17.9       56,294     16.0
Construction loans (2)          31,946      7.0     36,431    8.4      37,638    9.1     32,655      7.9       30,066      8.6
Consumer and other loans (3)    12,179      2.7     15,186    3.5      15,241    3.7     11,709      2.8        8,403      2.4
                              --------    -----    -------  -----     -------  -----    -------   ------      -------    -----
       Total                   474,052    103.7    447,196  103.7     433,076  104.2    430,038    103.9      367,018    104.5
Less:
   Loans in process            (14,616)    (3.2)   (13,930)  (3.2)    (16,046)  (3.9)   (15,070)    (3.6)     (14,321)    (4.1)
   Deferred loan origination      (609)     (.1)      (748)   (.2)       (583)   (.1)      (486)     (.1)        (411)     (.1)
   fees
   Allowance for loan losses    (1,850)     (.4)    (1,194)   (.3)     (1,000)   (.2)      (932)     (.2)       (917)      (.3)
                              --------    -----    -------  -----     -------  -----    -------    -----      -------    -----

Total loans                   $456,977    100.0%  $431,324  100.0%   $415,447  100.0%  $413,550    100.0%    $351,369    100.0%
                               =======    =====    =======  =====     =======  =====    =======    =====      =======    =====

-----------------------------

(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2)  Includes   loans   secured   by   one-to   four-family,   multifamily   and
     nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.


        Loan Maturity. The following table sets forth certain information, as of September 30, 2002, regarding the dollar amount of loans maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.

                                                                     Due over        Due over
                                                                    3 years to      5 years to       Due over
                                 Due in     Due in      Due in    5 years after   10 years after  10 years after
                                  2003       2004        2005         9/30/02         9/30/02         9/30/02       Total
                                --------   --------    --------    ------------    ------------    -----------      -----
                                                                       (In thousands)
Real estate loans:
   One- to-four family (1)       $16,184    $ 7,291    $ 7,759         $17,045        $ 46,233        $154,094     $248,606
   Multifamily                     2,319      2,501      2,698           6,048          28,514          38,443       80,523
   Land and lot                    1,885      1,992      2,105           3,273              34           -            9,289
   Nonresidential                  2,930      3,171      3,432           7,735          34,743          39,498       91,509
Construction loans (2)            30,831        952        163           -               -               -           31,946
Consumer and other loans (3)       2,864      2,940      3,174           2,866             335           -           12,179
                                  ------     ------     ------          ------         -------         -------      -------
Total                            $57,013    $18,847    $19,331         $36,967        $109,859        $232,035     $474,052
                                  ======     ======     ======          ======         =======         =======      =======

-----------------------------

(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2)  Includes   loans   secured   by   one-to   four-family,   multifamily   and
     nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.

        The following table sets forth the dollar amount of all loans due after September 30, 2003, before net items, that have predetermined interest rates and floating or adjustable interest rates:

                                                       Predetermined          Floating or
                                                            rates           adjustable rates            Total
                                                       ---------------      ----------------            -----
                                                                            (In thousands)
Real estate loans:
   One- to-four family                                    $184,773              $ 47,649              $232,422
   Multifamily                                              30,444                47,760                78,204
   Land and lot                                                234                 7,170                 7,404
   Nonresidential                                           64,449                24,130                88,579
Construction loans                                           1,115                 -                     1,115
Consumer and other loans                                     8,714                   601                 9,315
                                                           -------               -------               -------
     Total                                                $289,729              $127,310              $417,039
                                                           =======               =======               =======


        One- to Four-Family Real Estate Loans. The primary lending activity of Winton is the origination of conventional loans secured by one- to four-family residential properties located within Winton's primary market area. At September 30, 2002, a total of $248.6 million, or approximately 54.4%, of Winton's total loans consisted of one- to four-family residential real estate loans. The outstanding balance of Winton's largest one- to four-family real estate loan was $516,000 at September 30, 2002.

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

        At September 30, 2002, Winton had nonperforming loans totaling $1.1 million in its one- to four-family portfolio. Winton considers a loan nonperforming when, in the opinion of management, the collection of additional interest on the loan is unlikely, the loan meets non-accrual criteria as established by regulatory authorities, or the loan is accruing interest but is more than 90 days past due.

        Multifamily Real Estate Loans. Winton originates adjustable- and fixed-rate loans secured by multifamily properties containing over four units. At September 30, 2002, a total of $80.5 million, or approximately 17.6%, of Winton's total loans consisted of multifamily real estate loans. The outstanding balance of Winton's largest multifamily real estate loan was $3.8 million at September 30, 2002.

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

        At September 30, 2002, Winton had no nonperforming loans in its multifamily real estate portfolio.

        Land and Lot Loans. Winton originates loans to individuals and to builders secured by mortgages on unimproved developed real estate upon which residential and nonresidential properties will be constructed. At September 30, 2002, a total of $9.3 million, or approximately 2.0%, of Winton's total loans consisted of land and lot loans. Ohio regulations limit the amount of any land and lot loan for a single person to two percent of total assets of the association. The outstanding balance of Winton's largest land and lot loan was $2.5 million, or .50% of Winton's total assets, at September 30, 2002. A developed building lot loan is generally made for a 20-year term with a five-year balloon payment of principal due upon expiration of the loan term and generally a maximum LTV of 75%.

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

        At September 30, 2002, Winton had no nonperforming loans in its land and lot loan portfolio.

        Nonresidential Real Estate Loans. Winton originates real estate loans secured by nonresidential real estate, including loans secured by retail, office and other types of business facilities located in its primary market area. At September 30, 2002, a total of $91.5 million, or approximately 20.0%, of Winton's total loans consisted of nonresidential real estate loans. The outstanding balance of Winton's largest nonresidential real estate loan was $2.6 million at September 30, 2002.

        Federal regulations limit the amount of nonresidential mortgage loans which an association may make to 400% of its capital and Ohio regulations limit the amount of nonresidential loans which an association may make to 20% of total assets. At September 30, 2002, Winton's nonresidential permanent mortgage loans of $91.5 million and nonresidential construction loans of $6.6 million totaled 245.2% of Winton's capital and 19.4% of Winton's total assets.

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

        At September 30, 2002, Winton had $2.2 million of nonperforming loans in its non-residential real estate portfolio.

        Construction Loans. Winton offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons or businesses constructing projects for investment purposes, for multifamily properties and for nonresidential projects. At September 30, 2002, a total of $31.9 million, or approximately 7.0%, of Winton's total loans consisted of construction loans. The outstanding balance of Winton's largest construction loan was $1.5 million at September 30, 2002.

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

        Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Winton advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by properties in its primary market area. The economy of such lending area has been relatively stable over the three years ended September 30, 2002.

        At September 30, 2002, Winton had no nonperforming loans in its construction loan portfolio.

        Consumer and Other Loans. Winton originates various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, commercial loans, loans secured by stocks of publicly-traded companies, lines of credit to businesses secured by non-real estate assets and unsecured personal loans. At September 30, 2002, a total of $12.2 million, or 2.7%, of Winton's total loans consisted of consumer loans. The outstanding balance of Winton's largest consumer loan was $437,000 at September 30, 2002.

        Ohio regulations limit the amount of consumer loans which an association may make to 20% of total assets. At September 30, 2002, Winton's consumer loans represented approximately 2.4% of Winton's total assets.

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

        At September 30, 2002, Winton had $49,000 of nonperforming loans in its consumer loan portfolio.

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

        Winton sold $122.3 million of fixed-rate loans and $1.4 million of adjustable rate loans during fiscal 2002, compared to sales of $103.0 million in fiscal 2001 and $50.7 million in fiscal 2000.

        From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. During fiscal 2002, Winton sold participation interests in loans totaling $1.1 million to other lenders. During fiscal 2001, Winton did not sell participation interests in loans to other lenders. During the fiscal year ended September 30, 2000, Winton sold participation interests in loans totaling $903,000. Winton held participations in loans originated by other lenders of approximately $4.3 million at September 30, 2002. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans which Winton originates.

        The following table presents Winton's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                       At September 30,
                                           2002             2001              2000              1999                1998
                                        -------          -------           -------           -------             -------
                                   Amount      %     Amount     %      Amount      %     Amount      %       Amount      %
                                   ------     ---    ------    ---     ------    ----    ------     ---      ------     ---
                                                                   (Dollars in thousands)
Loans originated:
   Real estate loans:
     One- to four-family:
       Fixed-rate                  $171,500   54.4% $123,784  52.2%  $ 39,948    26.5  $146,704     51.2%  $124,509     50.5%
       Adjustable-rate               19,256    6.1     6,711   2.8     15,303    10.1    17,475      6.1     18,168      7.4
       FHA/VA                         1,696     .5     3,442   1.5      6,258     4.1     5,518      1.9      3,478      1.4
     Multifamily:
       Fixed-rate                     4,897    1.6     8,458   3.6        344      .2    15,477      5.4     15,455      6.3
       Adjustable-rate               14,069    4.5     6,171   2.6      7,097     4.7     7,954      2.8     13,886      5.6
     Nonresidential, land and
     lot:
       Fixed-rate                    18,441    5.8    12,322   5.2      4,641     3.1    15,978      5.6     16,879      6.8
       Adjustable-rate                5,590    1.8     6,699   2.8      6,423     4.3     7,129      2.5      6,058      2.5
     Construction loans              35,502   11.2    30,936  13.0     34,678    23.0    42,843     14.9     31,337     12.7
     Consumer and other loans(1)     44,335   14.1    38,570  16.3     36,147    24.0    27,414      9.6     16,653      6.8
                                    -------  -----   ------- -----    -------   -----   -------    -----    -------    -----
        Total loans originated     $315,286  100.0% $237,093 100.0%  $150,839   100.0  $286,492    100.0%  $246,423    100.0%
                                    =======  =====   ======= =====    =======   =====   =======    =====    =======    =====

Loans sold:
   Loans                           $123,674   99.1% $102,968 100.0%  $ 50,746    98.3  $ 99,255     97.3%  $104,704     94.0%
   Participations                     1,100     .9       -      -         903     1.7     2,730      2.7      6,729      6.0
                                    -------  -----   ------- -----    -------   -----   -------    -----    -------    -----
         Total                     $124,774  100.0% $102,968 100.0%  $ 51,649   100.0  $101,985    100.0%  $111,433    100.0%
                                    =======  =====   ======= =====    =======   =====   =======    =====    =======    =====

   Principal repayments on loans   $161,748         $118,004         $ 96,794          $122,174            $101,551
                                    =======          =======          =======           =======             =======

----------------------------

(1) Consists primarily of auto and line of credit disbursements and change in loans in process.


        Federal Lending Limit. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis. Based on the 15% limit, Winton was able to lend approximately $6.5 million to one borrower at September 30, 2002. Winton had no outstanding loans in excess of such limit at September 30, 2002.

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

        The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                             At September 30,
                                                       2002          2001           2000           1999             1998
                                                      ------        ------         ------         -------          ------
                                                                           (Dollars in thousands)
Loans delinquent
  30 to 59 days                                       $3,290       $10,678         $3,911          $6,259          $7,153
  60 to 89 days                                        1,440           381          1,107             384             720
  90 or more days                                      3,398         2,744          1,227             246           1,144
                                                       -----        ------          -----           -----           -----

    Total delinquent loans                            $8,128       $13,803         $6,245          $6,889          $9,017
                                                       =====        ======          =====           =====           =====

Ratio of total delinquent loans to total loans (1)      1.71%         3.09%          1.44%           1.60%           2.46%
                                                        ====          ====           ====            ====            ====

-----------------------------

(1)  Includes loans held for sale.


        Winton reviews all delinquent loans on a regular basis and places loans on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Winton places residential mortgage loans on non-accrual status when either principal or interest is considered uncollectible. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest which would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 2002, was approximately $49,000.

        The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 2002, Winton had no loans which were not reflected in the table as non-accrual, 90 days past due or restructured, which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

                                                                            At September 30,
                                                    2002           2001            2000          1999           1998
                                                   ------        -------          ------       -------         ------
                                                                        (Dollars in thousands)
 Loans accounted for on a non-accrual
 basis:(1)
  Real estate loans:
     Residential                                   $  885          $  595          $  353          $104         $  150
     Nonresidential                                     -               -             220             -              -
  Construction loans                                    -           1,833               -             -            859
                                                    -----           -----           -----           ---          -----
       Total                                          885           2,428             573           104          1,009

Accruing loans which are contractually
past due 90 days or more:
  Real estate loans:
     Residential                                      254             315             589            96            127
     Nonresidential                                 2,210               -               -             -              -
  Consumer and other loans                             49               1              65            46              8
                                                    -----           -----           -----           ---          -----
       Total                                        2,513             316             654           142            135
                                                    -----           -----           -----           ---          -----
Total of non-accrual and 90 days past
  due loans                                        $3,398          $2,744          $1,227          $246         $1,144
                                                    =====           =====           =====           ===          =====

Percentage of total loans                             .72%            .61%            .28%          .06%           .31%
                                                      ===             ===             ===           ===            ===

Other nonperforming assets (2)                     $2,462          $  486          $  716          $492         $  595
                                                    =====           =====           =====           ===          =====

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


        OTS regulations require that each thrift institution classify its assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. At September 30, 2002, Winton had approximately $2.2 million of loans designated as special mention.

        Generally, Winton classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At September 30, 2002, Winton's classified assets consisted of substandard assets in the amount of approximately $3.6 million and $51,000 in loans classified as doubtful. No loans are classified as a loss at September 30, 2002.

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

        Allowance for Loan Losses. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments. Net earnings could be significantly affected by these adjustments if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2002, Winton's allowance for loan losses totaled $1.9 million.

        It is Winton's policy to provide valuation allowances for estimated losses on loans based on past loss experience, current trends in the level of delinquent and problem loans, loan concentrations to single borrowers, changes in the composition of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in its primary lending areas. When the collection of a loan becomes doubtful, or otherwise troubled, Winton's records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans, including development projects, and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

        Winton accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

        A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, Winton considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to Winton's investment in nonresidential and multifamily residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

        Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

        At September 30, 2002, Winton had no loans defined as impaired under SFAS No. 114.

        As a result of an analysis of historical experience, the volume and type of lending conducted by Winton, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to Winton's loan portfolio, management recorded a $1.3 million provision for losses on loans during the fiscal year ended September 30, 2002, compared to a provision of $300,000 recorded in the 2001 period. Management deemed it prudent to increase the provision due to the $2.6 million increase in nonperforming assets year to year, actual net charge-offs of loans totaling $604,000 incurred during the fiscal year ended September 30, 2002, growth in the portfolio of loans secured by nonresidential real estate and the potential impact on the loan portfolio of a general weakening of the economic environment. There can be no assurance that the allowance for loan losses of Winton will be adequate to cover losses on nonperforming assets in the future.

        The following table sets forth an analysis of Winton's allowance for loan losses for the periods indicated.

                                                                      Year ended September 30,
                                              2002             2001             2000            1999           1998
                                             ------          -------           ------          ------         ------
                                                                        (Dollars in thousands)
Balance at beginning of period               $1,194            $1,000           $  932           $917            $905

Charge-offs:
Real estate loans:
   One- to four-family                          (42)                -              (75)           (48)            (64)
   Multifamily and nonresidential              (124)                -               (8)           (35)              -
Construction loans                             (349)                -                -            (81)             (4)
Consumer loans                                 (155)             (124)             (41)           (24)             (8)
                                              -----             -----            -----            ---             ---
     Total                                     (670)             (124)            (124)          (188)            (76)

Total recoveries                                 66                18               67             43               2
                                              -----             -----            -----            ---             ---

Net charge-offs                                (604)             (106)             (57)          (145)            (74)

Provision for loan losses                     1,260               300              125            160              86
                                              -----             -----            -----            ---             ---

Balance at end of period                     $1,850            $1,194           $1,000           $932            $917
                                              =====             =====            =====            ===             ===

Ratio of net charge-offs during the
   period to average loans
   outstanding during the period (1)            .14%              .03%             .01%           .04%            .02%
                                                ===               ===              ===            ===             ===

--------------------------

(1) During the respective periods there were $443.2 million, $420.5 million, $420.0 million, $382.7 million and $342.1 million in average loans outstanding.


        The following table provides an allocation of Winton's allowance for loan losses as of each of the following dates:

                                                                           September 30,
                                               % of                % of               % of              % of               % of
                                              Total               Total              Total              Total              Total
                                      2002    Loans      2001     Loans    2000      Loans    1999      Loans     1998     Loans
                                     ------   ------    ------   ------   ------    ------   ------    ------    ------   ------
                                                                           (In thousands)
Specific allowances
   One- to four-family               $    -            $    -               $    -             $ 48               $ 53

General allowances Real estate loans:
    One- to four-family                 729      52.4%    392       50.7%      455     51.7%    379       52.7%    396      51.7%
    Multifamily and nonresidential      659      36.3     539       36.9       208     35.3     375       35.9     350      37.8
   Construction and development         290       8.7     132        9.0       203      9.5      15        8.7      10       8.2
   loans
   Consumer loans                       172       2.6     131        3.4       134      3.5     115        2.7     108       2.3
                                      -----     -----   -----      -----     -----    -----     ---      -----     ---     -----

      Total general allowances        1,850     100.0%  1,194      100.0%    1,000    100.0%    884      100.0%    864     100.0%
                                      -----     =====   -----      =====     -----    =====     ---      =====     ---     =====
      Total allowance for possible
        loan losses                  $1,850            $1,194               $1,000             $932               $917
                                      =====             =====                =====              ===                ===

Investment Activities

        The following table presents the amortized cost and market values of Winton's investment securities, including those designated as available for sale, at the dates indicated:

                                                                          September 30,

                                               2002                           2001                           2000
                                              -------                        -------                        ------
                                     Amortized        Market        Amortized        Market        Amortized        Market
                                        Cost          Value            Cost          Value            Cost          Value
                                     ----------    ----------      ----------    ----------        ----------    ----------
                                                                         (In thousands)
Held to maturity:
   U.S. government and agency
     obligations                       $     -        $     -         $     -       $     -          $15,757        $15,661
Available for sale:
   U.S. government and agency
     obligations                        12,375         12,537          13,187         13,578           3,505          3,495
   Corporate equity securities             209            558             228            685             103            778
                                        ------         ------          ------         ------          ------         ------

Total                                  $12,584        $13,095         $13,415        $14,263         $19,365        $19,934
                                        ======         ======          ======         ======          ======         ======


        The following table presents the contractual maturities or terms to repricing of U.S. Government and agency obligations at carrying value and the weighted-average yields at September 30, 2002:

                                       Maturing within                 Maturing within
                                        one year after                one to five years
                                       September 30, 2002         after September 30, 2002                  Total
                                  --------------------------      ------------------------       --------------------------
                                  Amortized        Average        Amortized        Average       Amortized        Average
                                      Cost           Yield            Cost          Yield            Cost           Yield
                                  ----------      ----------      ----------     ----------      -----------     ----------
                                                                   (Dollars in thousands)
Available for sale                  $5,315            4.17%         $7,060           3.51%        $12,375           3.93%
                                     =====            ====           =====           ====          ======           ====

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

         The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:

                                                  At September 30, 2002                        At September 30, 2001
                                 ------------------------------------------------  -----------------------------------------------
                                                 Gross        Gross                               Gross       Gross
                                   Amortized   unrealized  unrealized   Estimated   Amortized   unrealized  unrealized   Estimated
                                      cost       gains       losses    fair value     cost         gains      losses    fair value
                                 ------------   -------     --------   ----------  ------------   -------    --------   ----------
                                                                         (In thousands)
Mortgage-backed securities
  held to maturity:
   FHLMC participation              $2,240       $  -          $(48)      $2,192       $2,952       $  2      $ (55)      $2,899
   certificates
   FNMA participation                2,953          2           (35)       2,920        2,734          1        (49)       2,686
   certificates
   GNMA participation                  240          7            (1)         246          387          9          -          396
   certificates
   CMOs                                328          -            (1)         327          963          -         (8)         955
                                     -----        ---           ---        -----        -----        ---       ----        -----
                                     5,761          9           (85)       5,685        7,036         12       (112)       6,936
Mortgage-backed securities
  available for sale:
   GNMA participation                  193          4             -          197          257          5          -          262
                                     -----        ---           ---        -----        -----        ---       ----        -----
   certificates
                                    $5,954       $ 13          $(85)      $5,882       $7,293       $ 17      $(112)      $7,198
                                     =====        ===           ===        =====        =====        ===       ====        =====

         The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 2002 and 2001, by contractual terms to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                                Amortized cost at            Amortized cost at
                                               September 30, 2002           September 30, 2001
                                               -------------------          ------------------
                                                                (In thousands)
 Due within three years                                $   45                       $  343
 Due after three years through five years                   5                            7
 Due after five years through ten years                    74                          110
 Due after ten years through twenty years               3,244                        2,856
 Due after twenty years                                 2,586                        3,977
                                                        -----                        -----
                                                       $5,954                       $7,293
                                                        =====                        =====

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

        Deposits. Historically, deposits have been attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, regular passbook savings accounts, term certificate accounts and individual retirement accounts. In the recent past Winton has utilized the services of deposit brokers to market certificates of deposit. At September 30, 2002, the total amount of brokered deposits equaled approximately $11.2 million, or 3.4%, of total deposits.

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

        At September 30, 2002, Winton's certificates of deposit totaled $231.3 million, or 69.5% of total deposits. Of such amount, approximately $159.6 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Winton at maturity, although brokered deposits are less likely to renew than other certificates of deposit. If there is a significant deviation from historical experience, Winton can, to a limited extent, utilize additional borrowings from the FHLB as an alternative to this source of funds. See "Borrowings" and "REGULATION - Federal Home Loan Banks."

        During fiscal 2002, 2001 and 2000, Winton offered certificates of deposit with terms from six months to five years at rates which adjust monthly with designated market indices, which were the prime rate, the six month CD resale rate or the three-year Treasury rate. Approximately $4.8 million of these certificates of deposit were outstanding at September 30, 2002. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

        The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 2002:

                                                                 Percent
                                                                 of total
                                               Amount            deposits
                                           (In thousands)
Transaction accounts:
   Passbook and club accounts (1)             $ 67,391             20.24%
   NOW accounts (2)                             34,299             10.30
                                               -------            ------
     Total transaction accounts                101,690             30.54

Certificates of deposit (3):
   Less than 2.00%                               8,319              2.50
   2.00 -  3.99%                               117,101             35.17
   4.00 -  5.99%                                78,808             23.66
   6.00 -  7.99%                                27,067              8.13
   8.00 -  9.99%                                    10                 -
                                               -------            ------
     Total certificates of deposit             231,305             69.46
                                               -------            ------

Total deposits                                $332,995            100.00%
                                               =======            ======
-----------------------------

(1) Winton's weighted average interest rate on passbook accounts fluctuates with the general movement of interest rates. The weighted average interest rate on passbook accounts was 1.63% at September 30, 2002.

(2) Winton's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. The weighted average rate on NOW accounts was .66% at September 30, 2002.

(3) Includes Individual Retirement Accounts and jumbo certificates of deposit (those with balances in excess of $100,000). Terms of certificates of deposit offered range from 30 days to 15 years, with the average accounts ranging from 90 days to five years.

        The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 2002:

                                                                    Amount Due
                                                            Over           Over
                                              Up to       1 year to    2 years to       Over
              Rate                           one year      2 years      3 years       3 years         Total
              ----                           --------      --------    ---------     ---------        -----
                                                                     (In thousands)
              Less than 2.00%                $  6,060       $ 2,259      $     -            -        $  8,319
              2.00 - 3.99%                     95,717        10,471       10,813          100         117,101
              4.00 - 5.99                      43,387        14,717        6,509       14,195          78,808
              6.00 - 7.99                      14,386         4,728        4,430        3,523          27,067
              8.00 - 9.99                           -             -            -           10              10
                                              -------        ------       ------       ------         -------
                 Total certificates of
                   deposit                   $159,550       $32,175      $21,752      $17,828        $231,305
                                              =======        ======       ======       ======         =======


        The following table presents the amount of Winton's certificates of deposit of $100,000 or more, by the time remaining until maturity at September 30, 2002:

  Maturity                                        At September 30, 2002
  --------                                        ---------------------
                                                      (In thousands)

  Three months or less                                  $12,069
  Over 3 months to 6 months                              11,131
  Over 6 months to 12 months                             18,170
  Over twelve months                                     23,744
                                                         ------
      Total                                             $65,114
                                                         ======


        Borrowings. During the year ended September 30, 2002, WFC's borrowings consisted of FHLB advances and a $2.0 million loan with a correspondent bank. The following table sets forth the maximum amount of WFC's FHLB advances and other borrowings outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                                                   Year ended September 30,
                                                                         2002                 2001                2000
                                                                        ------               ------              ------
                                                                                         (In thousands)
Maximum amount of FHLB advances and other borrowings                   $135,411             $122,828            $132,056
                                                                        =======              =======             =======

Average amount of FHLB advances and other borrowings
    outstanding during period                                          $126,053             $113,546            $120,239
                                                                        =======              =======             =======


        The following table sets forth certain information as to Winton's FHLB advances and other borrowings at the dates indicated:

                                                                                       At September 30,
                                                                      2002                  2001                  2000
                                                                     ------                ------                ------
                                                                                       (In thousands)
FHLB advances and other borrowings                                   $126,427              $114,668              $115,720
                                                                      =======               =======               =======

Weighted average interest cost of FHLB advances and other
    borrowings during period based on month end balances                5.55%                 5.84%                 6.33%
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

Subsidiary Activities

        WFC's only subsidiary is Winton.

Personnel

        As of September 30, 2002, Winton had 119 full-time equivalent employees. Winton believes that relations with its employees are good. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.


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

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Winton includes a general loan loss allowance of $1.9 million at September 30, 2002. The OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Winton's capital at September 30, 2002, met the standards for the highest category, a "well-capitalized" institution.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At September 30, 2002, Winton qualified as a QTL.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At September 30, 2002, Winton was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 2002.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC is an affiliate of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 2002.

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

         As a unitary savings and loan holding company in existence on May 4, 1999, WFC generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of WFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2002, Winton met the QTL test.

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

         State-Chartered Association Activities. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Winton's activities and investments at September 30, 2002, were permissible for a federal association.

FRB Reserve Requirements

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts in excess of $41.3 million. At September 30, 2002, Winton was in compliance with the present reserve requirements and the requirements then in effect.

Federal Home Loan Banks

         The FHLBs provide credit to their members in the form of advances. Winton is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Winton was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $7.8 million at September 30, 2002.

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

         Winton's average gross receipts for the three tax years ending on September 30, 2002, is $36.8 million and as a result, Winton does not qualify as a small corporation exempt from the alternative minimum tax.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, commencing with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Winton, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift met the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year was suspended. A thrift met the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally was the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Winton for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 2002, the pre-1988 reserves of Winton for tax purposes totaled approximately $1.8 million. Winton believes it had approximately $31.2 million of accumulated earnings and profits for tax purposes as of September 30, 2002, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Winton have been audited or closed without audit through fiscal year 1998. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

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

         A special litter tax is also applicable to all corporations, including WFC, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and ..22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         WFC may elect to be a "qualified holding company" and, as such, be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, WFC must satisfy all the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of WFC's subsidiary, Winton.

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

Item 2.    Properties

        The following table sets forth certain information at September 30, 2002, regarding the properties on which the main office and each branch office of Winton is located:

                                  Owned                       Date              Square                 Net
Location                          or leased                 acquired            footage          book value (1)
--------                          ---------                 --------            -------          ----------
                                                                                                 (In thousands)
Main office:

5511 Cheviot Road
Cincinnati, Ohio  45247           owned/leased (2)            1967               8,600               $1,049

Branch offices:

101 W. Central Pkwy
Cincinnati, Ohio  45202           owned (3)                   1973               3,613                  121

4517 Vine Street
Cincinnati, Ohio  45217           owned                       1932               2,600                   68

10575 Harrison Avenue
Harrison, Ohio  45030             owned                       1981               4,800                  540

7014 Vine Street
Cincinnati, Ohio  45216           owned                       1897               3,200                   91

8670 Winton Road
Cincinnati, Ohio 45231            owned                       1993               5,062                  411

9409 Montgomery Road
Cincinnati, Ohio 45242            leased                      N/A                2,530                    -

Lending office:

3301 Westbourne Dr.
Cincinnati, Ohio 45248            leased                      N/A                1,475                    -

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

(3)  The office property at 101 W. Central Parkway was sold in October 2002.


        Winton also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Winton's investment in office premises and equipment totaled $3.6 million at September 30, 2002.

Item 3.    Legal Proceedings

        Neither WFC nor Winton is presently engaged in any legal proceedings of a material nature. From time to time, Winton is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the shareholders of WFC during the last quarter of fiscal year ended September 30, 2002.


                                     PART II

Item 5.    Market for WFC's Common Equity and Related Shareholder Matters

        The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2002 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF WINTON FINANCIAL'S COMMON SHARES AND RELATED SHARE HOLDER MATTERS" is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.


                                    PART III

Item 10.   Directors and Executive Officers of WFC

        The information contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of WFC (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "PROPOSAL ONE - REELECTION OF DIRECTORS," "EXECUTIVE OFFICERS AND COMPENSATION" and ""SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.

Item 11.   Executive Compensation

        The information contained in the Proxy Statement, which is included in
Exhibit 20 hereto, under the captions "EXECUTIVE OFFICERS AND COMPENSATION" and "Director Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The information contained in the Proxy Statement, which is included in
Exhibit 20 hereto, under the captions "OWNERSHIP OF WFC COMMON SHARES" and "PROPOSAL TWO - ADOPTION OF THE WFC 2003 OPTION PLAN is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

        The information contained in the Proxy Statement, which is included in
Exhibit 20 hereto, under the caption "CERTAIN TRANSACTIONS WITH WINTON" is incorporated herein by reference.


                                     PART IV

Item 14.   Control and Procedures

                 (a) WFC's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that WFC's disclosure controls and procedures are effective.

                 (b) There were no significant changes in WFC's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)     Exhibits

                   Item 3 Amended Articles of Incorporation and Code of Regulations

                   Item 10       Material Contracts

                   Item 13       Portions of the 2002 Annual Report to
                                 Shareholders

                   Item 20       Proxy Statement for 2003 Meeting of
                                 Shareholders

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

                   Item 99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                   Item 99.2     Form 5500 for fiscal year ended
                                 September 30, 2001, for the Winton
                                 Savings & Loan Company 401(k) Profit
                                 Sharing Plan

                   Item 99.3     Certification of Chief Executive Officer

                   Item 99.4     Certification of Chief Financial Officer

           (b) No current report on Form 8-K was filed by WFC during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2002.

                                           WINTON FINANCIAL CORPORATION


                                           By:  /s/Robert L. Bollin
                                                ------------------------------
                                                  Robert L. Bollin,
                                                  President, Chief Executive
                                                  Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Jill M. Burke                      By: /s/Thomas H. Humes
    ------------------------------            ------------------------------
    Jill M. Burke,                            Thomas H. Humes,
    Principal Financial Officer               Director
    and Principal Accounting
    Officer

Date: December 20, 2002                   Date: December 20, 2002



By: /s/Robert E. Hoeweler                 By: /s/William J. Parchman
    ------------------------------            ------------------------------
    Robert E. Hoeweler,                       William J. Parchman,
    Director                                  Director

Date: December 20, 2002                   Date: December 20, 2002



By: /s/Timothy M. Mooney                  By: /s/J. Clay Stinnett
    ------------------------------            ------------------------------
    Timothy M. Mooney,                        J. Clay Stinnett,
    Director                                  Director

Date: December 20, 2002                   Date: December 20, 2002



By: /s/Henry L. Schulhoff
    ----------------------
    Henry L. Schulhoff,
    Director

Date: December 20, 2002

                                  CERTIFICATION



I, Robert L. Bollin, certify that:


1. I have reviewed this annual report on Form 10-K of Winton Financial Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002              /s/Robert L. Bollin
                                      ----------------------------------------
                                      Robert L. Bollin, President
                                     (Chief Executive Officer)

                                  CERTIFICATION



I, Jill M. Burke, certify that:


1. I have reviewed this annual report on Form 10-K of Winton Financial Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002                /s/Jill M. Burke
                                        --------------------------------------
                                        Jill M. Burke, Chief Financial Officer

                                INDEX TO EXHIBITS
EXHIBIT
NUMBER           DESCRIPTION
   3.1         Articles of Incorporation, as amended through 1999, of        Incorporated by reference to the Annual
               Winton Financial Corporation                                  Report on Form 10-K for the fiscal year
                                                                             ended September 30, 2001, filed by WFC
                                                                             with the SEC on December 26, 2001
                                                                             (the "2001 10-K"), Exhibit 3.1.

   3.2         Regulations of Winton Financial Corporation, as amended       Incorporated by reference to the 2001 10-K,
                                                                             Exhibit 3.2.

   10.1        The Winton Savings and Loan Co. Employee                      Incorporated by reference to the Form  S-4
               Stock Ownership Plan                                          Registration Statement filed by WFC with
                                                                             the SEC on November 30, 1989.

   10.2        Amendment No. 1 to the Winton Savings and                     Incorporated by reference to the Annual
               Loan Co. Employee Stock Ownership Plan                        Report on Form 10-K for the fiscal year
                                                                             ended September 30, 1998, filed by WFC
                                                                             with the SEC on December 23, 1998
                                                                             (the "1998 10-K"), Exhibit 10.2.

   10.3        Amendment No. 2 to The Winton Savings and                     Incorporated by reference to the 1998 10-K,
               Loan Co. Employee Stock Ownership Plan                        Exhibit 10.3.

   10.4        Winton Financial Corporation, Stock Option and Incentive      Incorporated by reference to the 2001 10-K,
               Plan, as Amended                                              Exhibit 10.4.

   10.5        The Winton Financial Corporation 1999 Stock Option and        Incorporated by reference to the definitive
               Incentive Plan                                                Proxy Statement for the 1999 Annual Meeting
                                                                             of Shareholders filed by WFC with the SEC
                                                                             on December 18, 1998.

   10.6        Employment Agreement between WFC, Winton and Robert L.
               Bollin, dated July 1, 2002

   10.7        Employment Agreement between WFC, Winton and Gregory J.
               Bollin, dated July 1, 2002

   10.8 Employment Agreement between WFC, Winton and Jill M. Burke, dated July 1, 2002

   13          Portions of the Winton Financial Corporation 2002 Annual
               Report to Shareholders

   20          Proxy Statement for the 2003 Annual Meeting of Shareholders   Incorporated by reference to the definitive
               of Winton Financial Corporation                               Proxy Statement for the 2003 Annual Meeting
                                                                             of Shareholders filed by WFC with the SEC
                                                                             on December 30, 2002.

   21          Subsidiaries of the Registrant                                Incorporated by reference to the 2001 Form
                                                                             10-K, Exhibit 21.

   23          Consent of Grant Thornton LLP regarding WFC's Consolidated
               Financial Statements and Forms S-8 for WFC's 1988 Stock
               Option Plan, 1999 Stock Option Plan and 401(k) Profit
               Sharing Plan

   99.1        Safe Harbor Under the Private Securities Litigation
               Reform Act of 1995

   99.2 Form 5500 for fiscal year ended September 30, 2001, for the Winton Savings & Loan Company 401(k) Plan

   99.3        Certification of Chief Executive Officer

   99.4        Certification of Chief Financial Officer