Form 10-Q
period 2002-12-31
WINTON FINANCIAL CORP
filed 2003-02-14
CIK 857907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2002
                                ---------------------------------------------

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

Yes [X]           No  [   ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No  [   ]

As of February 10, 2003, the latest practicable date, 4,492,554 shares of the registrant's common stock, no par value, were issued and outstanding.

                          Winton Financial Corporation

                                      INDEX

                                                                         Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                 3

            Consolidated Statements of Earnings                            4

            Consolidated Statements of Comprehensive
              Income                                                       5

            Consolidated Statements of Cash Flows                          6

            Notes to Consolidated Financial Statements                     8

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11


PART II  -  OTHER INFORMATION                                             17

SIGNATURES                                                                18

CERTIFICATIONS                                                            19

ITEM 1 FINANCIAL STATEMENTS


                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                     December 31,         September 30,
         ASSETS                                                                              2002                  2002
Cash and due from banks                                                                  $  1,561              $  1,263
Interest-bearing deposits in other financial institutions                                  20,599                10,702
                                                                                          -------               -------
         Cash and cash equivalents                                                         22,160                11,965

Investment securities available for sale - at market                                       14,028                13,095
Mortgage-backed securities available for sale - at market                                     186                   197
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $5,249 and $5,685 at
  December 31, 2002 and September 30, 2002, respectively                                    5,320                 5,761
Loans receivable - net                                                                    438,291               428,367
Loans held for sale - at lower of cost or market                                           19,444                28,610
Office premises and equipment - at depreciated cost                                         3,836                 3,571
Real estate acquired through foreclosure                                                    2,220                 2,462
Federal Home Loan Bank stock - at cost                                                      7,917                 7,828
Accrued interest receivable                                                                 2,580                 2,867
Prepaid expenses and other assets                                                             471                   523
Intangible assets - net of amortization                                                       143                   158
Prepaid federal income taxes                                                                   -                    297
                                                                                          -------               -------

         Total assets                                                                    $516,596              $505,701
                                                                                          =======               =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $334,228              $332,995
Advances from the Federal Home Loan Bank                                                  131,765               124,427
Other borrowed money                                                                        2,000                 2,000
Accounts payable on mortgage loans serviced for others                                        590                   675
Advance payments by borrowers for taxes and insurance                                       2,788                 1,830
Other liabilities                                                                           1,677                 2,091
Accrued federal income taxes                                                                  656                    -
Deferred federal income taxes                                                               1,573                 1,667
                                                                                          -------               -------
         Total liabilities                                                                475,277               465,685

Commitments                                                                                    -                     -

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                           -                     -
  Common stock - 18,000,000 shares without par value authorized;
    4,470,054 and 4,465,054 shares issued at December 31, 2002 and
    September 30, 2002, respectively                                                           -                     -
  Additional paid-in capital                                                               10,358                10,321
  Retained earnings - restricted                                                           30,704                29,360
  Less 500 shares of treasury stock - at cost                                                  (5)                   (5)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                              262                   340
                                                                                          -------               -------
         Total shareholders' equity                                                        41,319                40,016
                                                                                          -------               -------

         Total liabilities and shareholders' equity                                      $516,596              $505,701
                                                                                          =======               =======

                          Winton Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                      (In thousands, except per share data)

                                                                                            2002                   2001
Interest income
  Loans                                                                                   $7,966                 $8,193
  Mortgage-backed securities                                                                  59                     86
  Investment securities                                                                       83                    178
  Interest-bearing deposits and other                                                        116                    113
                                                                                           -----                  -----
         Total interest income                                                             8,224                  8,570

Interest expense
  Deposits                                                                                 2,633                  3,551
  Borrowings                                                                               1,750                  1,711
                                                                                           -----                  -----
         Total interest expense                                                            4,383                  5,262
                                                                                           -----                  -----

         Net interest income                                                               3,841                  3,308

Provision for losses on loans                                                                155                    465
                                                                                           -----                  -----

         Net interest income after provision
           for losses on loans                                                             3,686                  2,843

Other income
  Mortgage banking income                                                                    943                    813
  Gain on sale of deposits                                                                    -                     250
  Gain on sale of office premises                                                            243                     -
  Gain on sale of investment securities designated as available for sale                      97                     -
  Gain on sale of real estate acquired through foreclosure                                    23                     -
  Other operating                                                                            175                    155
                                                                                           -----                  -----
         Total other income                                                                1,481                  1,218

General, administrative and other expense
  Employee compensation and benefits                                                       1,363                  1,189
  Occupancy and equipment                                                                    272                    273
  Data processing                                                                            113                    103
  Franchise taxes                                                                            100                     85
  Amortization of intangible assets                                                           15                     15
  Advertising                                                                                 60                     63
  Other operating                                                                            537                    412
                                                                                           -----                  -----
         Total general, administrative and other expense                                   2,460                  2,140
                                                                                           -----                  -----

         Earnings before income taxes                                                      2,707                  1,921

Federal income taxes
  Current                                                                                    999                    779
  Deferred                                                                                   (94)                  (126)
                                                                                           -----                  -----
         Total federal income taxes                                                          905                    653
                                                                                           -----                  -----

         NET EARNINGS                                                                     $1,802                 $1,268
                                                                                           =====                  =====

         EARNINGS PER SHARE
           Basic                                                                            $.40                   $.29
                                                                                             ===                    ===

           Diluted                                                                          $.39                   $.28
                                                                                             ===                    ===

         DIVIDENDS PAID PER COMMON SHARE                                                  $0.1025                $0.0925
                                                                                           ======                 ======

                          Winton Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)


                                                                                               2002                2001
Net earnings                                                                                 $1,802              $1,268

Other comprehensive income (loss), net of taxes:
  Unrealized holding losses on securities during
    the period, net of tax benefits of $7 and $14
    for 2002 and 2001, respectively                                                             (14)                (27)

  Reclassification adjustment for realized gains included
    in earnings, net of taxes of $33                                                            (64)                 -
                                                                                              -----               -----

Comprehensive income                                                                         $1,724              $1,241
                                                                                              =====               =====

Accumulated comprehensive income                                                             $  262              $  536
                                                                                              =====               =====

                          Winton Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)

                                                                                             2002                  2001
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                             $ 1,802               $ 1,268
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                               10                    34
    Amortization of deferred loan origination fees                                            (51)                  (65)
    Depreciation and amortization                                                              94                   133
    Amortization of intangible assets                                                          15                    15
    Provision for losses on loans                                                             155                   465
    Gain on sale of real estate                                                              (243)                   -
    Gain on sale of securities designated as available for sale                               (97)                   -
    Gain on sale of real estate acquired through foreclosure                                  (23)                   -
    Gain on sale of mortgage loans                                                           (931)                 (755)
    Loans disbursed for sale in the secondary market                                      (69,282)              (41,051)
    Proceeds from sale of loans in the secondary market                                    79,379                39,188
    Gain on sale of deposits                                                                   -                   (250)
    Federal Home Loan Bank stock dividends                                                    (89)                 (103)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                             287                   319
      Prepaid expenses and other assets                                                        52                    77
      Accounts payable on mortgage loans serviced for others                                  (85)                   18
      Other liabilities                                                                      (414)                 (183)
      Federal income taxes
        Current                                                                               992                   670
        Deferred                                                                              (94)                 (126)
                                                                                           ------                ------
          Net cash provided by (used in) operating activities                              11,477                  (346)

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                          444                   591
  Proceeds from maturity of investment securities                                           3,765                   500
  Proceeds from sale of investment securities designated as
    available for sale                                                                      3,622                    -
  Purchase of investment securities designated as available for sale                       (8,342)                 (777)
  Loan principal repayments                                                                51,107                41,351
  Loan disbursements                                                                      (61,135)              (52,663)
  Proceeds from sale of real estate acquired through foreclosure                              261                    -
  Purchase of office premises and equipment                                                  (478)                  (97)
  Proceeds from sale of office premises                                                       366                    -
                                                                                           ------                ------
          Net cash used in investing activities                                           (10,390)              (11,095)
                                                                                           ------                ------

          Net cash provided by (used in) operating and investing
            activities (balance carried forward)                                            1,087               (11,441)
                                                                                           ------                ------

                          Winton Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the three months ended December 31,
                                 (In thousands)

                                                                                             2002                  2001
          Net cash provided by (used in) operating and investing
            activities (balance brought forward)                                          $ 1,087              $(11,441)

Cash flows provided by (used in) financing activities:
  Sale of deposits                                                                             -                 (7,806)
  Net increase in deposit accounts                                                          1,233                 1,619
  Repayments of Federal Home Loan Bank advances                                            (7,662)              (18,183)
  Proceeds from Federal Home Loan Bank advances                                            15,000                33,000
  Advances by borrowers for taxes and insurance                                               958                 1,033
  Proceeds from issuance of shares under stock option plans                                    37                    45
  Dividends paid on common stock                                                             (458)                 (411)
                                                                                           ------               -------
          Net cash provided by financing activities                                         9,108                 9,297
                                                                                           ------               -------

Net increase (decrease) in cash and cash equivalents                                       10,195                (2,144)

Cash and cash equivalents at beginning of period                                           11,965                 5,609
                                                                                           ------               -------

Cash and cash equivalents at end of period                                                $22,160              $  3,465
                                                                                           ======               =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                  $    -               $    100
                                                                                           ======               =======

    Interest on deposits and borrowings                                                   $ 4,406              $  5,428
                                                                                           ======               =======


Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                                  $   (78)             $    (27)
                                                                                           ======               =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                          $    89              $     70
                                                                                           ======               =======

                          Winton Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three-month periods ended December 31, 2002 and 2001


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2002. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and its wholly-owned subsidiary, The Winton Savings and Loan Co. ("Winton Savings" or the "Company"). All significant intercompany items have been eliminated.

3.       Effects of Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective October 1, 2002, without material effect on the Corporation's financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Corporation's financial condition or results of operations.

                          Winton Financial Corporation

          For the three-month periods ended December 31, 2002 and 2001


3.       Effects of Recent Accounting Pronouncements (continued)

         In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

         SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

         SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

         The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

         Management adopted SFAS No. 147 on October 1, 2002, without material effect on the Corporation's financial condition or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial position or results of operations.

                          Winton Financial Corporation

          For the three-month periods ended December 31, 2002 and 2001



4.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                                                           For the three months ended
                                                                                                  December 31,
                                                                                           2002                    2001
         Weighted-average common shares
           outstanding (basic)                                                        4,467,978               4,441,487
         Dilutive effect of assumed exercise
           of stock options                                                             131,314                 105,104
                                                                                      ---------               ---------
         Weighted-average common shares
           outstanding (diluted)                                                      4,599,292               4,546,591
                                                                                      =========               =========

         Options to purchase 155,500 and 186,000 shares of common stock, with a respective weighted-average exercise price of $13.03 and $12.53, were outstanding at December 31, 2002 and 2001, respectively, but were excluded from the computation of common share equivalents for those respective periods because their exercise prices were greater than the average market price of the common shares.

                          Winton Financial Corporation

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of Winton Financial as of December 31, 2002, and the results of operations for the three-month periods ended December 31, 2002 compared to the same period in the prior year. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area. Without limiting the foregoing, the following statements in this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

1.   Management's analysis of the interest rate risk of Winton Savings;

2. Management's discussion of the liquidity of Winton Savings' assets and the regulatory capital of Winton Savings;

3. Management's determination of the amount and adequacy of the allowance for loan losses; and

4.   Management's opinion as to the effects of recent accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 2002 to December 31, 2002

The Corporation had total assets of $516.6 million at December 31, 2002, an increase of $10.9 million, or 2.2%, over the September 30, 2002 total. The increase in assets was comprised of a $758,000 increase in loans receivable, including loans held for sale, an increase in cash and interest-bearing deposits of $10.2 million and an increase in investments available for sale of $933,000, which were partially offset by a decrease in mortgage-backed securities of $452,000. The growth in assets was funded primarily by a $7.3 million increase in advances from the Federal Home Loan Bank ("FHLB"), undistributed earnings of $1.3 million and an increase in deposits of $1.2 million.

Cash and cash equivalents totaled $22.2 million at December 31, 2002, an increase of $10.2 million over the balance at September 30, 2002. Investment securities totaled $14.0 million at December 31, 2002, an increase of $933,000, or 7.1%, over September 30, 2002 levels. The increase in investment securities resulted from purchases of $8.3 million, which were partially offset by sales and maturities totaling $7.4 million. Purchases during the period were comprised of $3.8 million of municipal securities and $4.5 million of short-term U.S. Treasury and government agency securities.

Mortgage-backed securities totaled $5.5 million at December 31, 2002, a decrease of $452,000, or 7.6%, from September 30, 2002, due primarily to principal repayments during the period.

Loans receivable totaled $457.7 million at December 31, 2002, an increase of $758,000, or .2%, compared to the September 30, 2002 total. Loan originations totaling $130.4 million were substantially offset by loans sales of $78.4 million and principal repayments of $51.0 million. Loans originated during the three-month period ended December 31, 2002, were comprised predominately of refinanced loans secured by one- to four-family residential real estate as consumers' preference remained focused on fixed-rate loans. As a result, the volume of loans sold increased by $40.0 million, or 104.1%, year to year.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2002 to December 31, 2002 (continued)

The Company's allowance for loan losses totaled $1.9 million at December 31, 2002, an increase of $98,000, or 5.3%, over the total at September 30, 2002. At December 31, 2002, the allowance represented approximately .41% of the total loan portfolio and 47.1% of total nonperforming loans. Nonperforming loans totaled $4.1 million and $3.4 million at December 31, 2002 and September 30, 2002, respectively. The nonperforming loans at December 31, 2002, were comprised primarily of $1.6 million of loans secured by one- to four-family residential real estate and $2.5 million of loans secured by multi-family and nonresidential real estate. Included in nonperforming multi-family and nonresidential loans was a $2.0 million loan collateralized by an office building and lot with a loan-to-value ratio of approximately 73%. At December 31, 2002, the ratio of total nonperforming loans to total loans amounted to .87%, compared to .76% at September 30, 2002. Management believes all nonperforming loans are adequately collateralized and that there are no unreserved losses on such nonperforming loans at December 31, 2002. Although management believes that its allowance for loan losses at December 31, 2002 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $334.2 million at December 31, 2002, an increase of $1.2 million, or .4%, over September 30, 2002 levels. Deposits increased during the three months ended December 31, 2002, due primarily to management's continuing efforts to grow the portfolio through marketing and pricing strategies. Advances from the FHLB and other borrowings totaled $133.8 million at December 31, 2002, an increase of $7.3 million, or 5.9%, over September 30, 2002 levels. FHLB advances were used primarily to fund asset growth and to hedge against an overall rise in future interest rates. During the three months ended December 31, 2002, the Company borrowed $12.0 million from the FHLB which was comprised of advances with an average term of 4.75 years and a weighted-average interest rate of 3.50%.

Shareholders' equity totaled $41.3 million at December 31, 2002, an increase of $1.3 million, or 3.3%, over September 30, 2002. The increase resulted from net earnings of $1.8 million and proceeds from the exercise of stock options of $37,000, which were partially offset by dividends totaling $458,000 and a decrease in unrealized gains on available for sale securities of $78,000.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 2002, the Company's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods ended December 31, 2002 and 2001

General

The Corporation recorded net earnings for the three months ended December 31, 2002, totaling $1.8 million, an increase of $534,000, or 42.1%, compared to net earnings of $1.3 million for the same period in 2001. The increase in net earnings was comprised of a $533,000 increase in net interest income, a $310,000 decrease in the provision for losses on loans and a $263,000 increase in other income, which were partially offset by a $320,000 increase in general, administrative and other expense and a $252,000 increase in the provision for federal income taxes.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended December 31, 2002 and 2001 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $8.0 million for the three months ended December 31, 2002, a decrease of $254,000, or 3.1%, compared to the same quarter in 2001. The decrease resulted primarily from a decrease in the weighted-average yield of 58 basis points, to 6.88% for the three months ended December 31, 2002, which was partially offset by an increase in the average balance outstanding of $22.6 million, or 5.1%, year to year.

Interest income on investment securities and interest-bearing deposits decreased by $92,000, or 31.6%, for the three months ended December 31, 2002, compared to the same quarter in 2001, due primarily to a decrease of 198 basis points in the weighted-average yield, to 2.43% for the 2002 quarter, which was partially offset by an increase of $6.3 million, or 24.0%, in the average balance outstanding year to year.

Interest expense on deposits decreased by $918,000, or 25.9%, for the three months ended December 31, 2002, compared to the same period in 2001. The decrease was primarily attributable to a 137 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $20.1 million, or 6.4%, increase in the average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 3.13% and 4.50% for the three months ended December 31, 2002 and 2001, respectively.

Interest expense on borrowings increased by $39,000, or 2.3%, during the three months ended December 31, 2002, compared to the same quarter in 2001, primarily due to a $6.6 million, or 5.6%, increase in average balance of borrowings outstanding year to year, which was partially offset by an 18 basis point decrease in the weighted-average cost of borrowings, to 5.56% for the three months ended December 31, 2002. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy throughout 2001 and 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $533,000, or 16.1%, to $3.8 million for the three months ended December 31, 2002, compared to the same quarter in 2001. The interest rate spread increased by 34 basis points, to 2.79% for the three months ended December 31, 2002, while the net interest margin increased by 27 basis points, to 3.08% for the three months ended December 31, 2002, compared to 2.81% for the three months ended December 31, 2001.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $155,000 provision for losses on loans during the quarter ended December 31, 2002, compared to a provision of $465,000 recorded in the 2001 period. The current period provision was predicated primarily upon the growth in the loan portfolio and the increase in nonperforming loans. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended December 31, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

The following table sets forth information regarding the Company's delinquent loans, nonperforming assets and the allowance for loan losses.

                                                                        December 31,             September 30,
                                                                                2002                      2002
                                                                                     (Dollars in thousands)
Loans delinquent
  30 to 89 days                                                               $5,819                    $4,730
  90 or more days                                                              4,137                     3,398
                                                                               -----                     -----

         Total delinquent loans                                               $9,956                    $8,128
                                                                               =====                     =====

Loans accounted for on nonaccrual basis                                       $3,232                    $  885
Loans greater than 90 days delinquent and still accruing                         905                     2,513
                                                                               -----                     -----
         Total nonperforming loans                                             4,137                     3,398
Real estate acquired through foreclosure                                       2,220                     2,462
                                                                               -----                     -----

         Total nonperforming assets                                           $6,357                    $5,860
                                                                               =====                     =====

Allowance for loan losses                                                     $1,948                    $1,850
                                                                               =====                     =====

Allowance for loan losses to total loans                                        0.41%                     0.42%
Allowance for loan losses to nonperforming loans                               47.09%                    54.44%
Allowance for loan losses to nonperforming assets                              30.64%                    31.57%
Nonperforming loans to total loans                                              0.87%                     0.76%

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

Other Income

Other income totaled $1.5 million for the three months ended December 31, 2002, an increase of $263,000, or 21.6%, compared to the 2001 period, due primarily to a $130,000, or 16.0%, increase in mortgage banking income, a $97,000 gain on sale of investment securities, a $243,000 gain on sale of office premises, a $23,000 gain on sale of real estate acquired through foreclosure and a $20,000, or 12.9% increase in other operating income, partially offset by the effects of the $250,000 gain on sale of deposits recorded in the three months ended December 31, 2001. The increase in mortgage banking income was due primarily to the increase in sales volume of $40.1 million, or 104.3%, over the three months ended December 31, 2001. The gain of sale of investment securities was primarily attributable to management's decision to reposition the investment portfolio. During the current quarter, $3.6 million of U.S. Government agency securities were sold and the proceeds were redeployed into tax-free municipal securities. The Company sold its former Central Parkway branch realizing a gain of $243,000. The deposits related to this branch were sold in the three month period ended December 31, 2001, with the Company recognizing a $250,000 gain. The increase in other income was primarily attributable to prepayment fees on nonresidential real estate loans and growth in deposit service charges on "Generation Gold," a new checking product introduced in fiscal 2002.

                          Winton Financial Corporation

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended December 31, 2002 and 2001 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.5 million for the three months ended December 31, 2002, an increase of $320,000, or 15.0%, compared to the same period in 2001. The increase was due primarily to an increase in employee compensation and benefits of $174,000, or 14.6%, and an increase in other operating expenses of $125,000, or 30.3%. Employee compensation and benefits increased primarily due to normal merit increases year to year, $91,000 of expense related to an incentive bonus plan and a $25,000 increase in the 401(k) contribution quarter to quarter. The increase in other operating expense was due primarily to increased costs related to foreclosure activity, an increase in professional fees related to outsourced internal audit services and pro-rata increases in other operating expenses related to the Corporation's growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $905,000 for the three months ended December 31, 2002, an increase of $252,000, or 38.6%, compared to the same period in 2001. The increase was due primarily to the increase in earnings before taxes of $786,000, or 40.9%, partially offset by nontaxable interest income in the current quarter. The effective tax rates were 33.4% and 34.0% for the three-month periods ended December 31, 2002 and 2001, respectively.


Liquidity and Capital Resources

Winton Savings maintains sufficient funds to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans.

At December 31, 2002, Winton Savings had $134.5 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at Winton Savings' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

In the event that certificates of deposit cannot be renewed at prevailing market rates, the Company can obtain additional advances from the FHLB of Cincinnati. At December 31, 2002, the Company had $131.8 million of outstanding FHLB advances, with the ability to borrow an additional $85.0 million. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market. As of December 31, 2002, the Company had $9.9 million in brokered deposits.

Winton Financial believes that the Company's liquidity posture at December 31, 2002, is adequate to meet outstanding loan commitments and other cash requirements.

                          Winton Financial Corporation

ITEM 3                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


There has been no adverse material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2002.

ITEM 4            CONTROLS AND PROCEDURES

         (a) The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

(b) There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          Winton Financial Corporation
                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          On January 24, 2003, the Annual Meeting of Shareholders of Winton Financial Corporation was held. The following matters were voted upon by the shareholders, as follows:

          1) Four directors were nominated for re-election and were re-elected for terms expiring in 2005, pursuant to the following votes:

               Robert L. Bollin         For:  3,499,433      Abstain:  520,293
               Thomas H. Humes          For:  3,895,404      Abstain:  124,322
               William J. Parchman      For:  3,894,604      Abstain:  125,122
               Henry L. Schulhoff       For:  3,905,610      Abstain:  114,116

          2)   To adopt the WFC 2003 Stock Option and Incentive Plan:

               For:  2,274,425      Against:  852,833        Abstain:  44,264

          3)   To adopt  the  Amended  and  Restated  Code of  Regulations  (the
               "Code"):

               For:  2,499,686      Against:  599,664        Abstain:  72,172

          4)   To amend the Code to restrict the removal of directors:

               For:  2,842,165      Against:  253,935        Abstain:  75,422

          5) To amend the Code to expand the indemnification of directors and officers:

               For:  2,909,176      Against:  226,698        Abstain:  35,648

          6) To amend the Code to make technical changes and remove obsolete provisions:

               For:  2,574,520      Against:  569,154        Abstain:  27,848

          7) The ratification of the selection of Grant Thornton LLP as the auditors of Winton Financial for the current fiscal year.

               For:  3,857,698      Against:  136,188        Abstain:  25,840

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
               99.1                   Certification of Chief Executive Officer
               99.2                   Certification of Chief Financial Officer

         (b)  Reports on Form 8-K     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   February 14, 2003                 By: /s/Robert L. Bollin
       -------------------------              ------------------------------
                                              Robert L. Bollin
                                              President





Date:   February 14, 2003                 By: /s/Jill M. Burke
       -------------------------              ------------------------------
                                              Jill M. Burke
                                              Chief Financial Officer

                                 CERTIFICATION



I, Robert L. Bollin, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Winton Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003                /s/Robert L. Bollin
                                        --------------------------------------
                                        Robert L. Bollin, President
                                        (Chief Executive Officer)

                                  CERTIFICATION



I, Jill M. Burke, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Winton Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003             /s/Jill M. Burke
                                     --------------------------------------
                                     Jill M. Burke, Chief Financial Officer