Form 10-Q
period 2003-03-31
WINTON FINANCIAL CORP
filed 2003-05-15
CIK 857907

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2003

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

                    5511 Cheviot Road, Cincinnati, Ohio 45247
--------------------------------------------------------------------------------
                     (Address of principal executive office)

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

Yes [ ]           No  [X]

As of May 13, 2003, the latest practicable date, 4,537,184 shares of the registrant's common stock, no par value, were issued and outstanding.

                          Winton Financial Corporation

                                      INDEX

                                                                                                 Page
                                                                                                 ----

PART I  -        FINANCIAL INFORMATION

                 Consolidated Statements of Financial Condition                                    3

                 Consolidated Statements of Earnings                                               4

                 Consolidated Statements of Comprehensive
                   Income                                                                          5

                 Consolidated Statements of Cash Flows                                             6

                 Notes to Consolidated Financial Statements                                        8

                 Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            13


PART II  -       OTHER INFORMATION                                                                21

SIGNATURES                                                                                        22

CERTIFICATIONS                                                                                    23

ITEM 1 FINANCIAL STATEMENTS


                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                        MARCH 31,      SEPTEMBER 30,
         ASSETS                                                          2003                2002
                                                                        ---------      -------------
Cash and due from banks                                                 $   2,093       $   1,263
Interest-bearing deposits in other financial institutions                  24,230          10,702
                                                                        ---------       ---------
         Cash and cash equivalents                                         26,323          11,965

Investment securities available for sale - at market                       15,386          13,095
Mortgage-backed securities available for sale - at market                   2,167             197
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $5,004 and $5,685 at
  March 31, 2003 and September 30, 2002, respectively                       5,091           5,761
Loans receivable - net                                                    436,903         428,367
Loans held for sale - at lower of cost or market                            7,342          28,610
Office premises and equipment - at depreciated cost                         4,397           3,571
Real estate acquired through foreclosure                                    1,920           2,462
Federal Home Loan Bank stock - at cost                                      7,995           7,828
Accrued interest receivable                                                 2,666           2,867
Prepaid expenses and other assets                                             599             523
Intangible assets - net of amortization                                       127             158
Prepaid federal income taxes                                                  382             297
                                                                        ---------       ---------
         Total assets                                                   $ 511,298       $ 505,701
                                                                        =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $ 334,803       $ 332,995
Advances from the Federal Home Loan Bank                                  125,174         124,427
Other borrowed money                                                        2,000           2,000
Accounts payable on mortgage loans serviced for others                        547             675
Advance payments by borrowers for taxes and insurance                       1,876           1,830
Other liabilities                                                           2,817           2,091
Deferred federal income taxes                                               1,567           1,667
                                                                        ---------       ---------
         Total liabilities                                                468,784         465,685

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                           --              --
  Common stock - 18,000,000 shares without par value authorized;
    4,501,054 and 4,465,054 shares issued at March 31, 2003 and
    September 30, 2002, respectively                                           --              --
  Additional paid-in capital                                               10,579          10,321
  Retained earnings - restricted                                           31,690          29,360
  Less 500 shares of treasury stock - at cost                                  (5)             (5)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects              250             340
                                                                        ---------       ---------
         Total shareholders' equity                                        42,514          40,016
                                                                        ---------       ---------
         Total liabilities and shareholders' equity                     $ 511,298       $ 505,701
                                                                        =========       =========

                          WINTON FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                   SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                       MARCH 31,                     MARCH 31,
                                                                -----------------------       ----------------------
                                                                  2003           2002           2003          2002
                                                                --------       --------       --------      --------
Interest income
  Loans                                                         $ 15,594       $ 16,296       $  7,628      $  8,103
  Mortgage-backed securities                                         134            156             75            70
  Investment securities                                              192            331            109           153
  Interest-bearing deposits and other                                237            200            121            87
                                                                --------       --------       --------      --------
         Total interest income                                    16,157         16,983          7,933         8,413

Interest expense
  Deposits                                                         5,004          6,584          2,371         3,033
  Borrowings                                                       3,492          3,474          1,742         1,763
                                                                --------       --------       --------      --------
         Total interest expense                                    8,496         10,058          4,113         4,796
                                                                --------       --------       --------      --------

         Net interest income                                       7,661          6,925          3,820         3,617

Provision for losses on loans                                        305            637            150           172
                                                                --------       --------       --------      --------

         Net interest income after provision
           for losses on loans                                     7,356          6,288          3,670         3,445

Other income
  Mortgage banking income                                          1,740          1,144            797           331
  Gain on sale of deposits                                            --            250             --            --
  Gain on sale of office premises                                    243             --             --            --
  Gain on sale of investment securities designated
    as available for sale                                             97            214             --           214
  Gain on sale of real estate acquired through foreclosure            25             --              2            --
  Other operating                                                    358            315            183           160
                                                                --------       --------       --------      --------
         Total other income                                        2,463          1,923            982           705

General, administrative and other expense
  Employee compensation and benefits                               2,759          2,539          1,396         1,350
  Occupancy and equipment                                            601            544            329           271
  Data processing                                                    224            216            111           113
  Franchise taxes                                                    208            188            108           103
  Amortization of intangible assets                                   31             31             16            16
  Advertising                                                        124            116             64            53
  Other operating                                                  1,004            839            467           427
                                                                --------       --------       --------      --------
         Total general, administrative and other expense           4,951          4,473          2,491         2,333
                                                                --------       --------       --------      --------

         Earnings before income taxes                              4,868          3,738          2,161         1,817
Federal income taxes
  Current                                                          1,673          1,362            674           583
  Deferred                                                           (54)           (91)            40            35
                                                                --------       --------       --------      --------
         Total federal income taxes                                1,619          1,271            714           618
                                                                --------       --------       --------      --------

         NET EARNINGS                                           $  3,249       $  2,467       $  1,447      $  1,199
                                                                ========       ========       ========      ========

         EARNINGS PER SHARE
           Basic                                                $   0.72       $   0.56       $   0.32      $   0.27
                                                                ========       ========       ========      ========

           Diluted                                              $   0.70       $   0.54       $   0.31      $   0.26
                                                                ========       ========       ========      ========

         Dividends per share                                    $ 0.2050       $  0.185       $ 0.1025      $ 0.0925
                                                                ========       ========       ========      ========

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                 SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                      MARCH 31,                  MARCH 31,
                                                               ---------------------       ---------------------
                                                                2003         2002            2003          2002
                                                               -------       -------       -------       -------
Net earnings                                                   $ 3,249       $ 2,467       $ 1,447       $ 1,199

Other comprehensive loss, net of tax:
  Unrealized holding losses on securities during
    the period, net of tax benefits of $13, $46,
    $6 and $32 during the respective periods                       (26)          (89)          (12)          (62)

  Reclassification adjustment for realized gains included
    in earnings, net of tax of $33, $73, and $73 for the
    respective periods                                             (64)         (141)           --          (141)
                                                               -------       -------       -------       -------
Comprehensive income                                           $ 3,159       $ 2,237       $ 1,435       $   996
                                                               =======       =======       =======       =======
Accumulated comprehensive income                               $   250       $   333       $   250       $   333
                                                               =======       =======       =======       =======

                          WINTON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                 2003             2002
                                                                               ---------       ---------
Cash flows from operating activities:
  Net earnings for the period                                                  $   3,249       $   2,467
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                      11              63
    Amortization of deferred loan origination fees                                   (94)            (90)
    Depreciation and amortization                                                    198             237
    Amortization of intangible assets                                                 31              31
    Provision for losses on loans                                                    305             637
    Gain on sale of mortgage loans                                                (1,670)           (975)
    Loans originated for sale in the secondary market                           (111,537)        (54,483)
    Proceeds from sale of loans in the secondary market                          134,475          57,480
    Gain on sale of office premises                                                 (243)             --
    Gain on sale of deposits                                                          --            (250)
    Gain on sale of investments designated as available for sale                     (97)           (214)
    Gain on sale of real estate acquired through foreclosure                         (25)             --
    Federal Home Loan Bank stock dividends                                          (167)           (187)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                    201             195
      Prepaid expenses and other assets                                              (76)            (87)
      Accounts payable on mortgage loans serviced for others                        (128)            (22)
      Other liabilities                                                              673             125
      Federal income taxes
        Current                                                                      (85)           (335)
        Deferred                                                                     (54)            (91)
                                                                               ---------       ---------
          Net cash provided by operating activities                               24,967           4,501

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                 721           1,368
  Purchase of mortgage-backed securities designated as available for sale         (2,000)             --
  Proceeds from maturity/calls of investment securities designated
    as available for sale                                                          6,315           1,485
  Proceeds from sale of securities designated as available for sale                3,622           3,889
  Purchase of investment securities designated as available for sale             (12,299)         (5,780)
  Loan principal repayments                                                      106,521          84,895
  Loan disbursements                                                            (115,268)       (100,189)
  Proceeds from sale of real estate acquired through foreclosure                     771              --
  Proceeds from sale of office premises and equipment                                366              --
  Purchase of office premises and equipment                                       (1,138)           (168)
  Additions to real estate acquired through foreclosure                             (160)             --
                                                                               ---------       ---------
          Net cash used in investing activities                                  (12,549)        (14,500)
                                                                               ---------       ---------

          Net cash provided by (used in) operating and investing
            activities (balance carried forward)                                  12,418          (9,999)
                                                                               ---------       ---------

                          WINTON FINANCIAL CORPORATION

                       For the six months ended March 31,
                                 (In thousands)

                                                                                     2003            2002
                                                                                   --------       --------
          Net cash provided by (used in) operating and investing
            activities (balance brought forward)                                   $ 12,418       $ (9,999)

Cash flows from financing activities:
  Sale of deposits                                                                       --         (7,806)
  Net increase in deposit accounts                                                    1,808          1,295
  Repayments of Federal Home Loan Bank advances                                     (14,253)       (44,404)
  Proceeds from Federal Home Loan Bank advances                                      15,000         63,500
  Advances by borrowers for taxes and insurance                                          46            127
  Proceeds from exercise of stock options                                               258             78
  Dividends paid on common stock                                                       (919)          (823)
  Purchase of treasury stock                                                             --             (5)
                                                                                   --------       --------
          Net cash provided by financing activities                                   1,940         11,962
                                                                                   --------       --------

Net increase in cash and cash equivalents                                            14,358          1,963

Cash and cash equivalents at beginning of period                                     11,965          5,609
                                                                                   --------       --------
Cash and cash equivalents at end of period                                         $ 26,323       $  7,572
                                                                                   ========       ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                           $  1,695       $  1,680
                                                                                   ========       ========
    Interest on deposits and borrowings                                            $  8,468       $ 10,133
                                                                                   ========       ========


Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                                           $    (90)      $   (230)
                                                                                   ========       ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                   $    190       $    166
                                                                                   ========       ========

  Transfers from loans to real estate acquired through foreclosure                 $     --       $    202
                                                                                   ========       ========

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the six- and three-month periods ended March 31, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2002. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the

                          WINTON FINANCIAL CORPORATION

       For the six- and three-month periods ended March 31, 2003 and 2002


3.       Effects of Recent Accounting Pronouncements (continued)

         excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective March 31, 2003, without material effect on the Corporation's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial letters of credit which require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires the Corporation to record an initial liability, generally equal to the fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002.

                          WINTON FINANCIAL CORPORATION

       For the six- and three-month periods ended March 31, 2003 and 2002


3.       Effects of Recent Accounting Pronouncements (continued)

         The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $106,000 and they expire through January 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation adopted the disclosure provisions of FIN 46 effective January 31, 2003, without material effect on its financial statements.

4.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                                  FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                         MARCH 31,                       MARCH 31,
                                                  ------------------------      ------------------------
                                                     2003           2002           2003           2002
                                                  ---------      ---------      ---------      ---------
         Weighted-average common shares
           outstanding (basic)                    4,477,664      4,445,279      4,487,565      4,449,154
         Dilutive effect of assumed exercise
           of stock options                         128,682        110,673        128,683        126,396
                                                  ---------      ---------      ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                  4,606,346      4,555,952      4,616,248      4,575,550
                                                  =========      =========      =========      =========

         Options to purchase 155,500 shares of common stock with a weighted-average exercise price of $13.03 were outstanding at both March 31, 2003 and 2002, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          WINTON FINANCIAL CORPORATION

       For the six- and three-month periods ended March 31, 2003 and 2002


5.       Stock Option Plans

         Shareholders of the Corporation have approved stock option plans that provide for the issuance of up to 1,498,165 common shares to be granted at the discretion of the Board of Directors. Under the 1988 Stock Option Plan, 649,680 common shares were reserved for issuance to directors, officers, and key employees of the Corporation and Winton Savings. At March 31, 2003, 406,460 options under the 1988 Plan were subject to exercise at the discretion of the grantees through fiscal 2008. The 1999 Stock Option Plan reserved 401,530 common shares for issuance to directors, officers, and key employees of the Corporation and Winton Savings. At March 31, 2003, 395,500 options under the 1999 Plan were subject to exercise at the discretion of the grantees through fiscal 2010, while 6,030 options were ungranted. The 2003 Stock Option Plan reserved 446,955 common shares for issuance to directors, officers and key employees of the Corporation and Winton Savings. No options under the 2003 plan have been granted.

         The Corporation accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. The proforma disclosures of net earnings and earnings per share required under SFAS No. 123 are not applicable to the six and three month periods ended March 31, 2003 and 2002, as no options were granted during these periods and options previously granted had all vested in prior periods.

         A summary of the status of the Corporation's stock option plans as of March 31, 2003 and September 30, 2002 and 2001, and changes during the periods ended on those dates is presented below:

                                                      SIX MONTHS ENDED                            YEAR ENDED
                                                          MARCH 31,                             SEPTEMBER 30,
                                                  ------------------------     ---------------------------------------------------
                                                           2003                        2002                       2001
                                                  ------------------------     -----------------------   -------------------------
                                                                  WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                                  AVERAGE                     AVERAGE                     AVERAGE
                                                                  EXERCISE                   EXERCISE                    EXERCISE
                                                     SHARES        PRICE       SHARES          PRICE       SHARES          PRICE
                                                  ---------       --------     -------       ---------   ---------       ---------
         Outstanding at beginning of period         801,960       $   8.33     831,000       $    8.23     743,000       $    8.11
         Granted                                         --          --             --           --        124,000            8.75
         Exercised                                  (36,000)          5.43     (27,040)           5.00     (26,000)           5.72
         Forfeited                                       --          --         (2,000)          10.06     (10,000)          11.98
                                                    -------       --------     -------       ---------     -------       ---------
         Outstanding at end of period               765,960       $   8.47     801,960       $    8.33     831,000       $    8.23
                                                    =======       ========     =======       =========     =======       =========

         Options exercisable at period-end          765,960       $   8.47     801,960       $    8.33     831,000       $    8.23
                                                    =======       ========     =======       =========     =======       =========
         Weighted-average fair value of
           options granted during the period                      $     --                   $      --                   $    3.68
                                                                  ========                   =========                   =========

                          WINTON FINANCIAL CORPORATION

       For the six- and three-month periods ended March 31, 2003 and 2002


5.       Stock Option Plans (continued)

         The following information applies to options outstanding at March 31, 2003:

         Number outstanding                                                                              340,460
         Range of exercise prices                                                                  $5.00 - $6.75
         Number outstanding                                                                              425,500
         Range of exercise prices                                                                 $8.75 - $13.25
         Weighted-average exercise price                                                                   $8.47
         Weighted-average remaining contractual life                                                  4.50 years

                          WINTON FINANCIAL CORPORATION

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of Winton Financial as of March 31, 2003, and the results of operations for the six- and three-month periods ended March 31, 2003 compared to the same periods in the prior year. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area. Without limiting the foregoing, the following statements in this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

1.       Management's analysis of the interest rate risk of Winton Savings;

2. Management's discussion of the liquidity of Winton Savings' assets and the regulatory capital of Winton Savings;

3. Management's determination of the amount and adequacy of the allowance for loan losses; and

4. Management's opinion as to the effects of recent accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 2002 to March 31, 2003

The Corporation had total assets of $511.3 million at March 31, 2003, an increase of $5.6 million, or 1.1%, over the September 30, 2002 total. The increase in assets was comprised of a $14.4 million increase in cash and interest-bearing deposits, a $2.3 million increase in investment securities and an increase in mortgage-backed securities of $1.3 million, which were partially offset by a decrease in loans receivable, including loans held for sale, of $12.7 million. The growth in assets was funded primarily by an increase in deposits of $1.8 million, a $747,000 increase in advances from the Federal Home Loan Bank ("FHLB"), undistributed earnings of $2.3 million and proceeds from the exercise of stock options of $258,000.

Cash and cash equivalents totaled $26.3 million at March 31, 2003, an increase of $14.4 million over the balance at September 30, 2002. Investment securities totaled $15.4 million at March 31, 2003, an increase of $2.3 million, or 17.5%, over September 30, 2002 levels. The increase in investment securities resulted from purchases of $12.3 million, which were partially offset by sales, maturities and calls totaling $9.9 million. Purchases during the period were comprised of $5.2 million of municipal securities and $7.1 million of short-term U.S. Treasury and government agency securities.

Mortgage-backed securities totaled $7.3 million at March 31, 2003, an increase of $1.3 million, or 21.8%, over September 30, 2002, due to purchases of $2.0 million, which were partially offset by principal repayments of $721,000 during the period.

Loans receivable totaled $444.2 million at March 31, 2003, a decrease of $12.7 million, or 2.8%, compared to the September 30, 2002 total. Loan sales of $132.8 million and principal repayments of $106.5 million exceeded loan originations totaling $226.8 million during the period. Loans originated during the six-month period ended March 31, 2003, were comprised predominately of refinanced loans secured by one- to four-family residential real estate as consumers' preference remained focused on fixed-rate loans. As a result, the volume of loans sold increased by $76.3 million, or 135.1%, year to year.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2002 to March 31, 2003 (continued)

The Company's allowance for loan losses totaled $2.1 million at March 31, 2003, an increase of $200,000, or 10.8%, over the total at September 30, 2002. At March 31, 2003, the allowance represented approximately .44% of the total loan portfolio and 46.51% of total nonperforming loans. Nonperforming loans totaled $4.4 million and $3.4 million at March 31, 2003 and September 30, 2002, respectively. At March 31, 2003, nonperforming loans were comprised of $836,000 of loans secured by one- to four-family residential real estate, $2.2 million of loans secured by nonresidential real estate and $1.3 million in balloon loans, primarily collateralized by multi-family and nonresidential real estate whose notes had matured and were ninety days past-due. Interest on these balloon loans continued to be paid and customers renewed notes and cured document deficiencies subsequent to March 31, 2003. Nonperforming nonresidential loans consisted of a $2.2 million loan collateralized by an office building and lot with a loan-to-value ratio of approximately 73%. At March 31, 2003, the ratio of total nonperforming loans to total loans amounted to .94%, compared to .76% at September 30, 2002. Management believes all nonperforming loans are adequately collateralized and that there are no unreserved losses on such nonperforming loans at March 31, 2003. Although management believes that its allowance for loan losses at March 31, 2003 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Deposits totaled $334.8 million at March 31, 2003, an increase of $1.8 million, or .5%, over September 30, 2002 levels. Deposits increased during the six months ended March 31, 2003, due primarily to management's continuing efforts to grow the portfolio through marketing and pricing strategies. Advances from the FHLB and other borrowings totaled $127.2 million at March 31, 2003, an increase of $747,000, or .6%, over September 30, 2002 levels. During the six months ended March 31, 2003, the Company borrowed $15.0 million from the FHLB, which was comprised of advances with an average term of 4.75 years and a weighted-average interest rate of 3.50%, and $14.3 million of such advances were repaid during the period.

Shareholders' equity totaled $42.5 million at March 31, 2003, an increase of $2.5 million, or 6.2%, over September 30, 2002. The increase resulted from net earnings of $3.2 million and proceeds from the exercise of stock options of $258,000, which were partially offset by dividends totaling $919,000 and a decrease in unrealized gains on available for sale securities of $90,000.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 2003, the Company's regulatory capital exceeded such minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods ended March 31, 2003 and 2002

General

The Corporation recorded net earnings for the three months ended March 31, 2003, totaling $1.4 million, an increase of $248,000, or 20.7%, compared to net earnings of $1.2 million for the same period in 2002. The increase in net earnings was comprised of a $203,000 increase in net interest income, a $22,000 decrease in the provision for losses on loans and a $277,000 increase in other income, which were partially offset by a $158,000 increase in general, administrative and other expense and a $96,000 increase in the provision for federal income taxes.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended March 31, 2003 and 2002 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $7.7 million for the three months ended March 31, 2003, a decrease of $470,000, or 5.8%, compared to the same quarter in 2002. The decrease resulted primarily from a decrease in the weighted-average yield of 52 basis points, to 6.76% for the three months ended March 31, 2003, which was partially offset by an increase in the average balance outstanding of $6.9 million, or 1.6%, year to year.

Interest income on investment securities and interest-bearing deposits decreased by $10,000, or 4.2%, for the three months ended March 31, 2003, compared to the same quarter in 2002, due primarily to a decrease of 161 basis points in the weighted-average yield, to 1.99% for the 2003 quarter, which was partially offset by an increase of $19.5 million, or 73.1%, in the average balance outstanding year to year.

Interest expense on deposits decreased by $662,000, or 21.8%, for the three months ended March 31, 2003, compared to the same period in 2002. The decrease was primarily attributable to a 109 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $31.2 million, or 10.1%, increase in the average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 2.84% and 3.93% for the three months ended March 31, 2003 and 2002, respectively.

Interest expense on borrowings decreased by $21,000, or 1.2%, during the three months ended March 31, 2003, compared to the same quarter in 2002, primarily due to a $653,000, or .5%, decrease in average balance of borrowings outstanding year to year and a 3 basis point decrease in the weighted-average cost of borrowings, to 5.32% for the three months ended March 31, 2003. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $203,000, or 5.6%, to $3.8 million for the three months ended March 31, 2003, compared to the same quarter in 2002. The interest rate spread increased by 6 basis points, to 2.78% for the three months ended March 31, 2003, while the net interest margin remained unchanged at 3.04% for each of the three months ended March 31, 2003 and 2002.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $150,000 provision for losses on loans during the quarter ended March 31, 2003, compared to a provision of $172,000 recorded in the 2002 period. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended March 31, 2003 and 2002 (continued)

Provision for Losses on Loans (continued)

The following table sets forth information regarding the Company's delinquent loans, nonperforming assets and the allowance for loan losses.

                                                              MARCH 31,  SEPTEMBER 30,
                                                                2003        2002
                                                              ---------  -------------
                                                              (Dollars in thousands)
Loans delinquent
  30 to 89 days                                               $ 7,994       $ 4,730
  90 or more days                                               4,408         3,398
                                                              -------       -------
         Total delinquent loans(1)                            $12,402       $ 8,128
                                                              =======       =======

Loans accounted for on nonaccrual basis                       $ 3,173       $   885
Loans greater than 90 days delinquent and still accruing        1,235         2,513
                                                              -------       -------
         Total nonperforming loans                              4,408         3,398
Real estate acquired through foreclosure                        1,920         2,462
                                                              -------       -------
         Total nonperforming assets                           $ 6,328       $ 5,860
                                                              =======       =======

Allowance for loan losses                                     $ 2,050       $ 1,850
                                                              =======       =======

Allowance for loan losses to total loans                        0.44%          0.42%
Allowance for loan losses to nonperforming loans               46.51%         54.44%
Allowance for loan losses to nonperforming assets              32.40%         31.57%
Nonperforming loans to total loans                              0.94%          0.76%

(1) Includes $1.8 million in balloon multi-family and nonresidential real estate loans which were paying interest and performing whose notes had matured and were greater than thirty days past the maturity date. Customers have executed new note agreements subsequent to March 31, 2003, and such loans are no longer delinquent.

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

Other Income

Other income totaled $982,000 for the three months ended March 31, 2003, an increase of $277,000, or 39.3%, compared to the 2002 period, due primarily to a $466,000, or 140.8%, increase in mortgage banking income, a $2,000 gain on sale of real estate acquired through foreclosure and a $23,000 or 14.4% increase in other operating income, partially offset by the effects of the $214,000 gain on sale of investment securities recorded in the three months ended March 31, 2002. The increase in mortgage banking income was due primarily to the increase in sales volume quarter to quarter. The increase in other income was primarily attributable to prepayment fees on nonresidential real estate loans and growth in service charges on "Generation Gold," a new checking product introduced in fiscal 2002.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended March 31, 2003 and 2002 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.5 million for the three months ended March 31, 2003, an increase of $158,000, or 6.8%, compared to the same period in 2002. The increase was due primarily to increases in employee compensation and benefits of $46,000, or 3.4%, occupancy and equipment expense of $58,000, or 21.4%, and an increase in other operating expenses of $40,000, or 9.4%. Employee compensation and benefits increased primarily due to normal merit increases year to year, an $18,000 increase in the 401(k) contribution quarter to quarter and an increase in the incentive bonus pool. The increase in occupancy and equipment was due to the opening of the new mortgage operations facility and the restructuring and remodeling of corporate administration offices. The increase in other operating expense was due primarily to increased costs related to foreclosure activity, an increase in professional fees related to outsourced internal audit services and pro-rata increases in other operating expenses related to the Corporation's growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $714,000 for the three months ended March 31, 2003, an increase of $96,000, or 15.5%, compared to the same period in 2002. The increase was due primarily to the increase in earnings before taxes of $344,000, or 18.9%, partially offset by nontaxable interest income in the current quarter. The effective tax rates were 33.0% and 34.0% for the three-month periods ended March 31, 2003 and 2002, respectively.


Comparison of Operating Results for the Six-Month Periods ended March 31, 2003 and 2002

General

The Corporation recorded net earnings for the six months ended March 31, 2003, totaling $3.2 million, an increase of $782,000, or 31.7%, compared to net earnings of $2.5 million for the same period in 2002. The increase in net earnings was comprised of a $736,000 increase in net interest income, a $332,000 decrease in the provision for losses on loans and a $540,000 increase in other income, which were partially offset by a $478,000 increase in general, administrative and other expense and a $348,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $15.7 million for the six months ended March 31, 2003, a decrease of $724,000, or 4.4%, compared to the same period in 2002. The decrease resulted primarily from a decrease in the weighted-average yield of 56 basis points, to 6.83% for the six months ended March 31, 2003, which was partially offset by an increase in the average balance outstanding of $15.3 million, or 3.4%, year to year.

Interest income on investment securities and interest-bearing deposits decreased by $102,000, or 19.2%, for the six months ended March 31, 2003, compared to the same period in 2002, due primarily to a decrease of 184 basis points in the weighted-average yield, to 2.15% for the 2003 six month period, which was partially offset by an increase of $13.3 million, or 5.0%, in the average balance outstanding year to year.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods ended March 31, 2003 and 2002 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $1.6 million, or 24.0%, for the six months ended March 31, 2003, compared to the same period in 2002. The decrease was primarily attributable to a 122 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $22.5 million, or 7.2%, increase in the average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 2.99% and 4.21% for the six months ended March 31, 2003 and 2002, respectively.

Interest expense on borrowings increased by $18,000, or .5%, during the six months ended March 31, 2003, compared to the same period in 2002, primarily due to a $3.0 million, or 2.4%, increase in average balance of borrowings outstanding year to year, which was partially offset by a 10 basis point decrease in the weighted-average cost of borrowings, to 5.46% for the six months ended March 31, 2003. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $736,000, or 10.6%, to $7.7 million for the six months ended March 31, 2003, compared to the same period in 2002. The interest rate spread increased by 19 basis points, to 2.78% for the six months ended March 31, 2003, while the net interest margin increased by 13 basis points, to 3.06% for the six months ended March 31, 2003, compared to 2.93% for the six months ended March 31, 2002.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $305,000 provision for losses on loans during the six months ended March 31, 2003, compared to a provision of $637,000 recorded in the 2002 period. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

Other income totaled $2.5 million for the six months ended March 31, 2003, an increase of $540,000, or 28.1%, compared to the 2002 period, due primarily to a $596,000, or 52.1%, increase in mortgage banking income, a $243,000 gain on sale of office premises, a $25,000 gain on sale of real estate acquired through foreclosure and a $43,000, or 13.7%, increase in other operating income, partially offset by a $117,000 reduction in gains on sale of investment securities and the effects of the $250,000 gain on sale of deposits recorded in the six months ended March 31, 2002. The increase in mortgage banking income was due primarily to the increase in sales volume of $79.7 million, or 141.0%, over the six months ended March 31, 2002. The Company sold its former Central Parkway

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods ended March 31, 2003 and 2002 (continued)

Other Income (continued)

branch realizing a gain of $243,000. The deposits related to this branch were sold in the six month period ended March 31, 2002, with the Company recognizing a $250,000 gain. The increase in other income was primarily attributable to prepayment fees on nonresidential real estate loans and growth in deposit service charges on "Generation Gold," a new checking product introduced in fiscal 2002.

General, Administrative and Other Expense

General, administrative and other expense totaled $5.0 million for the six months ended March 31, 2003, an increase of $478,000, or 10.7%, compared to the same period in 2002. The increase was due primarily to an increase in employee compensation and benefits of $220,000, or 8.7%, and an increase in other operating expenses of $165,000, or 19.7%. Employee compensation and benefits increased primarily due to normal merit increases year to year, $35,000 of expense related to an incentive bonus plan and a $43,000 increase in the 401(k) contribution year to year. The increase in other operating expense was due primarily to increased costs related to foreclosure activity, an increase in professional fees related to outsourced internal audit services and pro-rata increases in other operating expenses related to the Corporation's growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $1.6 for the six months ended March 31, 2003, an increase of $348,000, or 27.4%, compared to the same period in 2002. The increase was due primarily to the increase in earnings before taxes of $1.1 million, or 30.2%, partially offset by nontaxable interest income in the current period. The effective tax rates were 33.3% and 34.0% for the six-month periods ended March 31, 2003 and 2002, respectively.


Liquidity and Capital Resources

Winton Savings maintains sufficient funds to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans.

At March 31, 2003, Winton Savings had $123.5 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at Winton Savings' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

In the event that certificates of deposit cannot be renewed at prevailing market rates, the Company can obtain additional advances from the FHLB of Cincinnati. At March 31, 2003, the Company had $125.2 million of outstanding FHLB advances, with the ability to borrow an additional $76.6 million. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market. As of March 31, 2003, the Company had $13.4 million in brokered deposits.

Winton Financial believes that the Company's liquidity posture at March 31, 2003, is adequate to meet outstanding loan commitments and other cash requirements.

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





Date: May 13, 2003                             By: /s/ Robert L. Bollin
      -----------------------                      -----------------------------
                                                   Robert L. Bollin
                                                   President





Date: May 13, 2003                             By: /s/ Jill M. Burke
      -----------------------                      -----------------------------
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

Date: May 13, 2003                                /s/ Robert L. Bollin
                                                  ------------------------------
                                                  Robert L. Bollin, President
                                                  (Chief Executive Officer)

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

Date:  May 13, 2003                               /s/ Jill M. Burke
                                                  ------------------------------
                                                  Jill M. Burke,
                                                  Chief Financial Officer