Form 10-Q
period 2003-06-30
WINTON FINANCIAL CORP
filed 2003-08-14
CIK 857907

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 2003
                                ------------------------------------------------

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

Yes [ ]           No  [X]

As of August 12, 2003, the latest practicable date, 4,556,884 shares of the registrant's common stock, no par value, were issued and outstanding.

                          Winton Financial Corporation

                                      INDEX

                                                                                                          Page
                                                                                                          ----

PART I            -        FINANCIAL INFORMATION

                           Consolidated Statements of Financial Condition                                    3

                           Consolidated Statements of Earnings                                               4

                           Consolidated Statements of Comprehensive
                             Income                                                                          5

                           Consolidated Statements of Cash Flows                                             6

                           Notes to Consolidated Financial Statements                                        8

                           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                            14


PART II  -        OTHER INFORMATION                                                                         22

SIGNATURES                                                                                                  23

ITEM 1 FINANCIAL STATEMENTS


                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         (In thousands, except share data)

                                                                         JUNE 30,      SEPTEMBER 30,
         ASSETS                                                           2003                  2002
                                                                        ---------      -------------
Cash and due from banks                                                 $   1,760       $   1,263
Interest-bearing deposits in other financial institutions                  20,630          10,702
                                                                        ---------       ---------
         Cash and cash equivalents                                         22,390          11,965

Investment securities available for sale - at market                       18,451          13,095
Mortgage-backed securities available for sale - at market                   2,170             197
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $4,705 and $5,685 at
  June 30, 2003 and September 30, 2002, respectively                        4,776           5,761
Loans receivable - net                                                    439,142         428,367
Loans held for sale - at lower of cost or market                           11,968          28,610
Office premises and equipment - at depreciated cost                         4,840           3,571
Real estate acquired through foreclosure                                    1,916           2,462
Federal Home Loan Bank stock - at cost                                      8,075           7,828
Accrued interest receivable                                                 2,611           2,867
Prepaid expenses and other assets                                             739             523
Intangible assets - net of amortization                                       112             158
Prepaid federal income taxes                                                   --             297
                                                                        ---------       ---------

         Total assets                                                   $ 517,190       $ 505,701
                                                                        =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $ 344,306       $ 332,995
Advances from the Federal Home Loan Bank                                  121,134         124,427
Other borrowed money                                                        2,000           2,000
Accounts payable on mortgage loans serviced for others                        524             675
Advance payments by borrowers for taxes and insurance                       1,100           1,830
Other liabilities                                                           2,401           2,091
Accrued federal income taxes                                                   80              --
Deferred federal income taxes                                               1,478           1,667
                                                                        ---------       ---------
         Total liabilities                                                473,023         465,685

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                           --              --
  Common stock - 18,000,000 shares without par value authorized;
    4,558,684 and 4,465,054 shares issued at June 30, 2003 and
    September 30, 2002, respectively                                           --              --
  Additional paid-in capital                                               11,004          10,321
  Retained earnings - restricted                                           32,692          29,360
  Less 500 shares of treasury stock - at cost                                  (5)             (5)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects              476             340
                                                                        ---------       ---------
         Total shareholders' equity                                        44,167          40,016
                                                                        ---------       ---------

         Total liabilities and shareholders' equity                     $ 517,190       $ 505,701
                                                                        =========       =========

                          WINTON FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                 NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                              -----------------------       -----------------------
                                                                2003           2002           2003           2002
                                                              --------       --------       --------       --------
Interest income
  Loans                                                       $ 23,066       $ 24,629       $  7,472       $  8,333
  Mortgage-backed securities                                       210            223             76             67
  Investment securities                                            310            484            118            153
  Interest-bearing deposits and other                              357            306            120            106
                                                              --------       --------       --------       --------
         Total interest income                                  23,943         25,642          7,786          8,659

Interest expense
  Deposits                                                       7,292          9,530          2,288          2,946
  Borrowings                                                     5,199          5,291          1,707          1,817
                                                              --------       --------       --------       --------
         Total interest expense                                 12,491         14,821          3,995          4,763
                                                              --------       --------       --------       --------

         Net interest income                                    11,452         10,821          3,791          3,896

Provision for losses on loans                                      455            712            150             75
                                                              --------       --------       --------       --------

         Net interest income after provision
           for losses on loans                                  10,997         10,109          3,641          3,821

Other income
  Mortgage banking income                                        2,760          1,474          1,020            330
  Gain on sale of deposits                                          --            250             --             --
  Gain on sale of office premises                                  282             --             39             --
  Gain on sale of investment securities                             97            224             --             10
  Gain (loss) on sale of real estate acquired
    through foreclosure                                              4             --            (21)            --
  Other operating                                                  543            483            185            168
                                                              --------       --------       --------       --------
         Total other income                                      3,686          2,431          1,223            508

General, administrative and other expense
  Employee compensation and benefits                             4,230          3,871          1,471          1,332
  Occupancy and equipment                                          947            816            346            272
  Data processing                                                  336            320            112            104
  Franchise taxes                                                  316            286            108             98
  Amortization of intangible assets                                 46             46             15             15
  Advertising                                                      196            179             72             63
  Other operating                                                1,556          1,216            552            377
                                                              --------       --------       --------       --------
         Total general, administrative and other expense         7,627          6,734          2,676          2,261
                                                              --------       --------       --------       --------

         Earnings before income taxes                            7,056          5,806          2,188          2,068

Federal income taxes
  Current                                                        2,597          2,105            924            743
  Deferred                                                        (259)          (131)          (205)           (40)
                                                              --------       --------       --------       --------
         Total federal income taxes                              2,338          1,974            719            703
                                                              --------       --------       --------       --------

         NET EARNINGS                                         $  4,718       $  3,832       $  1,469       $  1,365
                                                              ========       ========       ========       ========

         EARNINGS PER SHARE
           Basic                                              $   1.05       $    .86       $    .33       $    .30
                                                              ========       ========       ========       ========

           Diluted                                            $   1.02       $    .84       $    .32       $    .30
                                                              ========       ========       ========       ========

         Dividends per common share                           $  .3075       $  .2775       $  .1025       $  .0925
                                                              ========       ========       ========       ========

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                                    NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                                        JUNE 30,                   JUNE 30,
                                                                                 ---------------------       --------------------
                                                                                  2003          2002           2003         2002
                                                                                 -------       -------       -------      -------
Net earnings                                                                     $ 4,718       $ 3,832       $ 1,469      $ 1,365

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $103, $(13), $116 and $33 for the nine
    and three months ended June 30, 2003 and 2002, respectively                      200           (25)          226           64

  Reclassification adjustment for realized gains included in earnings, net of tax of $33, $76 and $3 for the respective
    periods                                                                          (64)         (148)           --           (7)
                                                                                 -------       -------       -------      -------

Comprehensive income                                                             $ 4,854       $ 3,659       $ 1,695      $ 1,422
                                                                                 =======       =======       =======      =======

Accumulated comprehensive income                                                 $   476       $   390       $   476      $   390
                                                                                 =======       =======       =======      =======


                          WINTON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                      2003             2002
                                                                                    ---------       ---------
Cash flows from operating activities:
  Net earnings for the period                                                       $   4,718       $   3,832
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investments
      and mortgage-backed securities                                                       28              74
    Amortization of deferred loan origination fees                                       (147)           (131)
    Depreciation                                                                          311             337
    Amortization of intangible assets                                                      46              46
    Provision for losses on loans                                                         455             712
    Gain on sale of mortgage loans                                                     (2,620)         (1,243)
    Loans disbursed for sale in the secondary market                                 (175,045)        (90,552)
    Proceeds from sale of loans in the secondary market                               194,307          77,277
    Gain on sale of real estate acquired through foreclosure                               (4)             --
    Gain on sale of deposits                                                               --            (250)
    Gain on sale of investment securities                                                 (97)           (224)
    Gain on sale of office premises and equipment                                        (282)             --
    Federal Home Loan Bank stock dividends                                               (247)           (278)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                         256             168
      Prepaid expenses and other assets                                                  (216)            (57)
      Accounts payable on mortgage loans serviced for others                             (151)            (45)
      Other liabilities                                                                   257             910
      Federal income taxes
        Current                                                                           377            (151)
        Deferred                                                                         (259)           (131)
                                                                                    ---------       ---------
         Net cash provided by (used in) operating activities                           21,687          (9,706)

Cash flows from investing activities:
  Proceeds from maturity/calls of investment securities designated as
    available for sale                                                                  9,315           2,685
  Proceeds from sale of investment securities designated as available for sale          3,622           3,889
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                                     --           1,927
  Purchase of investment securities designated as available for sale                  (18,051)         (7,776)
  Purchase of mortgage-backed securities designated as available for sale              (2,014)         (1,917)
  Principal repayments on mortgage-backed securities                                    1,059           1,846
  Loan principal repayments                                                           163,752         132,050
  Loan disbursements                                                                 (174,835)       (131,136)
  Proceeds from the sale of real estate acquired through foreclosure                      797              --
  Purchase of office premises and equipment                                            (1,814)           (535)
  Proceeds from sale of office premises and equipment                                     530              --
  Additions to real estate acquired through foreclosure                                  (208)             --
                                                                                    ---------       ---------
         Net cash provided by (used in) investing activities                          (17,847)          1,033
                                                                                    ---------       ---------

         Net cash provided by (used in) operating and investing
           activities (balance carried forward)                                         3,840          (8,673)
                                                                                    ---------       ---------

                          WINTON FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                     2003           2002
                                                                                   --------       --------
         Net cash provided by (used in) operating and investing
           activities (balance brought forward)                                    $  3,840       $ (8,673)

Cash flows from financing activities:
  Net increase in deposit accounts                                                   11,311          9,713
  Sale of deposits                                                                       --         (7,806)
  Proceeds from Federal Home Loan Bank advances                                      15,000         67,500
  Repayment of Federal Home Loan Bank advances                                      (18,293)       (53,571)
  Advances by borrowers for taxes and insurance                                        (730)          (622)
  Proceeds from exercise of stock options                                               683            111
  Dividends paid on common stock                                                     (1,386)        (1,235)
  Purchase of treasury stock                                                             --             (5)
                                                                                   --------       --------
         Net cash provided by financing activities                                    6,585         14,085
                                                                                   --------       --------

Net increase in cash and cash equivalents                                            10,425          5,412

Cash and cash equivalents at beginning of period                                     11,965          5,609
                                                                                   --------       --------

Cash and cash equivalents at end of period                                         $ 22,390       $ 11,021
                                                                                   ========       ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                           $  2,041       $  2,230
                                                                                   ========       ========

    Interest on deposits and borrowings                                            $ 12,540       $ 14,932
                                                                                   ========       ========

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                 $     47       $    202
                                                                                   ========       ========

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                     $    136       $   (173)
                                                                                   ========       ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                   $    319       $    198
                                                                                   ========       ========

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended June 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2002. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                          WINTON FINANCIAL CORPORATION

       For the nine- and three-month periods ended June 30, 2003 and 2002


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

                          WINTON FINANCIAL CORPORATION

       For the nine- and three-month periods ended June 30, 2003 and 2002


3.       Effects of Recent Accounting Pronouncements (continued)

         The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 are $106,000 and they expire through January 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

         The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following:

         o guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning prior to June 15, 2003 should continue to be applied according to the effective dates in those issues

         o guidance relating to forward purchase and sale agreements involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.

         Management does not expect SFAS No. 149 to have a material effect on the Corporation's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

                          WINTON FINANCIAL CORPORATION

       For the nine- and three-month periods ended June 30, 2003 and 2002


3.       Effects of Recent Accounting Pronouncements (continued)

         SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management is continuing to evaluate the effect of the provisions of SFAS No. 150 on the Corporation's financial statements.

4.       Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                                  FOR THE NINE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                  ------------------------      ------------------------
                                                    2003           2002           2003           2002
                                                  ---------      ---------      ---------      ---------
         Weighted-average common shares
           outstanding (basic)                    4,494,441      4,448,059      4,527,994      4,453,620
         Dilutive effect of assumed exercise
           of stock options                         118,445        115,362        137,589        137,701
                                                  ---------      ---------      ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                  4,612,886      4,563,421      4,665,583      4,591,321
                                                  =========      =========      =========      =========

         Options to purchase 155,500 shares of common stock with a weighted-average exercise price of $13.03 were outstanding at both June 30, 2003 and 2002, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

5.       Stock Option Plans

         Shareholders of the Corporation have approved stock option plans that provide for the issuance of up to 1,498,165 common shares to be granted at the discretion of the Board of Directors. Under the 1988 Stock Option Plan, 649,680 common shares were reserved for issuance to directors, officers, and key employees of the Corporation and Winton Savings. At June 30, 2003, 313,830 options under the 1988 Plan were subject to exercise at the discretion of the grantees through fiscal 2008. The 1999 Stock Option Plan reserved 401,530 common shares for issuance to directors, officers, and key employees of the Corporation and Winton Savings. At June 30, 2003, 394,500 options under the 1999 Plan were subject to exercise at the discretion of the grantees through fiscal 2010, while 6,030 options were ungranted. The 2003 Stock Option Plan reserved 446,955 common shares for issuance to directors, officers and key employees of the Corporation and Winton Savings. No options under the 2003 plan have been granted.

         The Corporation accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting

                          WINTON FINANCIAL CORPORATION

       For the nine- and three-month periods ended June 30, 2003 and 2002


5.       Stock Option Plans (continued)

         period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

         The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. The pro forma disclosures of net earnings and earnings per share required under SFAS No. 123 are not applicable to the nine and three month periods ended June 30, 2003 and 2002, as no options were granted during these periods and options previously granted had all vested in prior periods.

         A summary of the status of the Corporation's stock option plans as of June 30, 2003 and September 30, 2002 and 2001, and changes during the periods ended on those dates is presented below:

                                                NINE MONTHS ENDED                   YEAR ENDED
                                                    JUNE 30,                       SEPTEMBER 30,
                                               -------------------- -------------------------------------------
                                                    2003                    2002                  2001
                                               -------------------- --------------------  ---------------------
                                                          WEIGHTED-            WEIGHTED-              WEIGHTED-
                                                           AVERAGE              AVERAGE               AVERAGE
                                                          EXERCISE              EXERCISE              EXERCISE
                                                 SHARES    PRICE      SHARES     PRICE     SHARES       PRICE
                                               ---------  --------- ---------  ---------  ---------   ---------
         Outstanding at beginning of period      801,960    $8.33     831,000    $ 8.23     743,000    $ 8.11
         Granted                                      --       --          --        --     124,000      8.75
         Exercised                               (93,630)    5.43     (27,040)     5.00     (26,000)     5.72
         Forfeited                                    --       --      (2,000)    10.06     (10,000)    11.98
                                               ---------    -----   ---------    ------   ---------    ------
         Outstanding at end of period            708,330    $8.72     801,960    $ 8.33     831,000    $ 8.23
                                               =========    =====   =========    ======   =========    ======


         Options exercisable at period-end       708,330    $8.72     801,960    $ 8.33     831,000    $ 8.23
                                               =========    =====   =========    ======   =========    ======
         Weighted-average fair value of
           options granted during the period                $  --                $   --                $ 3.68
                                                            =====                ======                ======


         The following information applies to options outstanding at June 30, 2003:

         Number outstanding                                                                           283,830
         Range of exercise prices                                                               $5.00 - $6.75
         Number outstanding                                                                           424,500
         Range of exercise prices                                                              $8.75 - $13.25
         Weighted-average exercise price                                                                $8.72
         Weighted-average remaining contractual life                                               4.94 years

                          WINTON FINANCIAL CORPORATION

       For the nine- and three-month periods ended June 30, 2003 and 2002


6.       Critical Accounting Policies

         Allowance for Loan Losses: It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions in the Company's primary market areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

         The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans' observable market price or fair value of the collateral.

         A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in commercial and other loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value.

         It is the Company's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

         Mortgage Servicing Rights: Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

         SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool, i.e., the net realizable present value to an acquiror of the acquired servicing.

                          WINTON FINANCIAL CORPORATION

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of Winton Financial as of June 30, 2003, and the results of operations for the nine- and three-month periods ended June 30, 2003 compared to the same periods in the prior year. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area. Without limiting the foregoing, the following statements in this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

1.       Management's analysis of the interest rate risk of Winton Savings;

2. Management's discussion of the liquidity of Winton Savings' assets and the regulatory capital of Winton Savings;

3. Management's determination of the amount and adequacy of the allowance for loan losses; and

4. Management's opinion as to the effects of recent accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 2002 to June 30,
2003

The Corporation had total assets of $517.2 million at June 30, 2003, an increase of $11.5 million, or 2.3%, over the September 30, 2002 total. The increase in assets was comprised of a $10.4 million increase in cash and interest-bearing deposits, a $5.4 million increase in investment securities, an increase in mortgage-backed securities of $1.0 million and an increase in office premises and equipment of $1.3 million, which were partially offset by a decrease in loans receivable, including loans held for sale, of $5.9 million. The growth in assets was funded primarily by an increase in deposits of $11.3 million, undistributed earnings of $3.3 million and proceeds from the exercise of stock options of $683,000, which were partially offset by a reduction in advances from the Federal Home Loan Bank ("FHLB") of $3.3 million.

Investment securities totaled $18.5 million at June 30, 2003, an increase of $5.4 million, or 40.9%, over September 30, 2002 levels. The increase in investment securities resulted from purchases of $18.1 million, which were partially offset by sales, maturities and calls totaling $12.9 million. Purchases during the period were comprised of $8.5 million of municipal securities and $9.6 million of short-term U.S. Treasury and government agency securities.

Mortgage-backed securities totaled $6.9 million at June 30, 2003, an increase of $1.0 million, or 16.6%, over September 30, 2002, due to purchases of $2.0 million, which were partially offset by principal repayments of $1.1 million during the period.

Loans receivable totaled $451.1 million at June 30, 2003, a decrease of $5.9 million, or 1.3%, compared to the September 30, 2002 total. Loan sales of $191.7 million and principal repayments of $163.8 million exceeded loan originations totaling $349.9 million during the period. Loans originated during the nine-month period ended June 30, 2003, were comprised predominately of refinanced loans secured by one- to four-family residential real estate as consumers' preference remained focused on fixed-rate loans. As a result, the volume of loans sold increased by $115.7 million, or 152.1%, year to year.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2002 to June 30, 2003 (continued)

The Company's allowance for loan losses totaled $2.1 million at June 30, 2003, an increase of $279,000, or 15.1%, over the total at September 30, 2002. At June 30, 2003, the allowance represented approximately .45% of the total loan portfolio and 57.4% of total nonperforming loans. Nonperforming loans totaled $3.7 million and $3.4 million at June 30, 2003 and September 30, 2002, respectively. At June 30, 2003, nonperforming loans were comprised of $850,000 of loans secured by one- to four-family residential real estate, $2.3 million of loans secured by nonresidential real estate, $173,000 in commercial loans and $345,000 in consumer loans. Nonperforming nonresidential loans consisted of a $2.2 million loan collateralized by an office building and lot with a loan-to-value ratio of approximately 73%. At June 30, 2003, the ratio of total nonperforming loans to total loans amounted to .79%, compared to .76% at September 30, 2002. Management believes all nonperforming loans are adequately collateralized and that there are no unreserved losses on such nonperforming loans at June 30, 2003. Although management believes that its allowance for loan losses at June 30, 2003 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Office premises and equipment increased by $1.3 million, or 35.5%, since September 30, 2002. The increase is due to the relocation and expansion of the loan operations center which opened in January 2003. The Company is also in the process of expanding and upgrading the branch network. A new full-service branch office will open in September 2003 and the relocation of an existing branch to a more strategic location is anticipated to open in the first quarter of fiscal 2004.

Deposits totaled $344.3 million at June 30, 2003, an increase of $11.3 million, or 3.4%, over September 30, 2002 levels. Deposits increased during the nine months ended June 30, 2003, due primarily to management's continuing efforts to grow the portfolio through marketing and pricing strategies. Advances from the FHLB and other borrowings totaled $123.1 million at June 30, 2003, a decrease of $3.3 million, or 2.6%, from September 30, 2002 levels. During the nine months ended June 30, 2003, the Company borrowed $15.0 million from the FHLB, which was comprised of advances with an average term of 4.75 years and a weighted-average interest rate of 3.50%, and $18.3 million of such advances were repaid during the period.

Shareholders' equity totaled $44.2 million at June 30, 2003, an increase of $4.2 million, or 10.4%, over September 30, 2002. The increase resulted from net earnings of $4.7 million, proceeds from the exercise of stock options of $683,000, and an increase in unrealized gains on available for sale securities of $136,000, which were partially offset by dividends totaling $1.4 million.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 2003, the Company's regulatory capital exceeded such minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods ended June 30, 2003 and 2002

General

The Corporation recorded net earnings for the three months ended June 30, 2003, totaling $1.5 million, an increase of $104,000, or 7.6%, compared to net earnings of $1.4 million for the same period in 2002. The increase in net earnings was comprised of a $715,000 increase in other income, which was offset by a $415,000 increase in general, administrative and other expense, a $105,000 decrease in net interest income, a $75,000 increase in the provision for losses on loans and a $16,000 increase in the provision for federal income taxes.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended June 30, 2003 and 2002 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $7.5 million for the three months ended June 30, 2003, a decrease of $852,000, or 10.1%, compared to the same quarter in 2002. The decrease resulted primarily from a decrease in the weighted-average yield of 84 basis points, to 6.61% for the three months ended June 30, 2003, which was partially offset by an increase in the average balance outstanding of $6.0 million, or 1.3%, year to year.

Interest income on investment securities and interest-bearing deposits decreased by $21,000, or 8.1%, for the three months ended June 30, 2003, compared to the same quarter in 2002, due primarily to a decrease of 132 basis points in the weighted-average yield, to 2.06% for the 2003 quarter, which was partially offset by an increase of $15.6 million, or 50.8%, in the average balance outstanding year to year.

Interest expense on deposits decreased by $658,000, or 22.3%, for the three months ended June 30, 2003, compared to the same period in 2002. The decrease was primarily attributable to a 103 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $23.6 million, or 7.5%, increase in the average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 2.70% and 3.73% for the three months ended June 30, 2003 and 2002, respectively.

Interest expense on borrowings decreased by $110,000, or 6.1%, during the three months ended June 30, 2003, compared to the same quarter in 2002, primarily due to a $4.5 million, or 3.5%, decrease in average balance of borrowings outstanding year to year and a 15 basis point decrease in the weighted-average cost of borrowings, to 5.41% for the three months ended June 30, 2003. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $105,000, or 2.7%, to $3.8 million for the three months ended June 30, 2003, compared to the same quarter in 2002. The interest rate spread decreased by 16 basis points, to 2.76% for the three months ended June 30, 2003, and the net interest margin decreased 23 basis points to 3.01% for the three months ended June 30, 2003.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $150,000 provision for losses on loans during the quarter ended June 30, 2003, compared to a provision of $75,000 recorded in the 2002 period. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2003 and 2002 (continued)

Provision for Losses on Loans (continued)

The following table sets forth information regarding the Company's delinquent loans, nonperforming assets and the allowance for loan losses.

                                                          JUNE 30,  SEPTEMBER 30,
                                                            2003       2002
                                                          --------  -------------
                                                           (Dollars in thousands)

Loans delinquent
  30 to 89 days                                            $ 6,420    $ 4,730
  90 or more days                                            3,705      3,398
                                                           -------    -------

         Total delinquent loans                            $10,125    $ 8,128
                                                           =======    =======

Loans accounted for on nonaccrual basis                    $ 2,791    $   885
Loans greater than 90 days delinquent and still accruing       914      2,513
                                                           -------    -------
         Total nonperforming loans                           3,705      3,398
Real estate acquired through foreclosure                     1,916      2,462
                                                           -------    -------

         Total nonperforming assets                        $ 5,621    $ 5,860
                                                           =======    =======

Allowance for loan losses                                  $ 2,129    $ 1,850
                                                           =======    =======

Allowance for loan losses to total loans                      0.45%      0.42%
Allowance for loan losses to nonperforming loans             57.46%     54.44%
Allowance for loan losses to nonperforming assets            37.88%     31.57%
Nonperforming loans to total loans                            0.79%      0.76%


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

Other Income

Other income totaled $1.2 million for the three months ended June 30, 2003, an increase of $715,000, or 140.7%, compared to the 2002 period, due primarily to a $690,000, or 209.1%, increase in mortgage banking income, a $39,000 gain on sale of office premises and a $17,000 or 10.1% increase in other operating income, partially offset by the effects of the $10,000 gain on sale of investment securities recorded in the three months ended June 30, 2002 and a $21,000 loss on sale of real estate acquired through foreclosure in the current quarter. The increase in mortgage banking income was due primarily to the increase in sales volume quarter to quarter. The increase in other operating income was primarily attributable to prepayment fees on nonresidential real estate loans and growth in service charges due to fee increases and on "Generations Gold," a new checking product introduced in fiscal 2002.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2003 and 2002 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.7 million for the three months ended June 30, 2003, an increase of $415,000, or 18.4%, compared to the same period in 2002. The increase was due primarily to increases in employee compensation and benefits of $139,000, or 10.4%, occupancy and equipment expense of $74,000, or 27.2%, and other operating expense of $175,000, or 46.4%. Employee compensation and benefits increased primarily due to normal merit increases, an increase in staffing levels, an increase in the 401(k) contribution and an increase in the incentive bonus pool. The increase in occupancy and equipment was due to the opening of a new mortgage operations facility and the restructuring and remodeling of corporate administration offices. The increase in other operating expense was due primarily to increased costs related to foreclosure activity, an increase in professional fees related to outsourced internal audit services and pro-rata increases in other operating expenses related to the Corporation's growth year to year.

Federal Income Taxes

The provision for federal income taxes amounted to $719,000 for the three months ended June 30, 2003, an increase of $16,000, or 2.3%, compared to the same period in 2002. The increase was due primarily to the increase in earnings before taxes of $120,000, or 5.8%, partially offset by nontaxable interest income in the current quarter. The effective tax rates were 32.9% and 34.0% for the three-month periods ended June 30, 2003 and 2002, respectively.


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2003 and 2002

General

The Corporation recorded net earnings for the nine months ended June 30, 2003, totaling $4.7 million, an increase of $886,000, or 23.1%, compared to net earnings of $3.8 million for the same period in 2002. The increase in net earnings was comprised of a $631,000 increase in net interest income, a $257,000 decrease in the provision for losses on loans and a $1.3 million increase in other income, which were partially offset by a $893,000 increase in general, administrative and other expense and a $364,000 increase in the provision for federal income taxes.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $23.3 million for the nine months ended June 30, 2003, a decrease of $1.6 million, or 6.3%, compared to the same period in 2002. The decrease resulted primarily from a decrease in the weighted-average yield of 67 basis points, to 6.74% for the nine months ended June 30, 2003, which was partially offset by an increase in the average balance outstanding of $12.9 million, or 2.9%, year to year.

Interest income on investment securities and interest-bearing deposits decreased by $123,000, or 15.6%, for the nine months ended June 30, 2003, compared to the same period in 2002, due primarily to a decrease of 158 basis points in the weighted-average yield, to 2.16% for the 2003 nine month period, which was partially offset by an increase of $12.9 million, or 45.8%, in the average balance outstanding year to year.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods ended June 30, 2003 and 2002 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $2.2 million, or 23.5%, for the nine months ended June 30, 2003, compared to the same period in 2002. The decrease was primarily attributable to a 116 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $22.7 million, or 7.2%, increase in the average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 2.89% and 4.05% for the nine months ended June 30, 2003 and 2002, respectively.

Interest expense on borrowings decreased by $92,000, or 1.7%, during the nine months ended June 30, 2003, compared to the same period in 2002, primarily due to a 13 basis point decrease in the weighted-average cost of borrowings, to 5.45% for the nine months ended June 30, 2003, which was partially offset by a $916,000 increase in the average balance of borrowings outstanding year to year. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $631,000, or 5.8%, to $11.5 million for the nine months ended June 30, 2003, compared to the same period in 2002. The interest rate spread increased by 8 basis points, to 2.78% for the nine months ended June 30, 2003, while the net interest margin increased by 2 basis points, to 3.05% for the nine months ended June 30, 2003, compared to 3.03% for the nine months ended June 30, 2002.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $455,000 provision for losses on loans during the nine months ended June 30, 2003, compared to a provision of $712,000 recorded in the 2002 period. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

Other income totaled $3.7 million for the nine months ended June 30, 2003, an increase of $1.3 million, or 51.6%, compared to the 2002 period, due primarily to a $1.3 million, or 87.2%, increase in mortgage banking income, a $282,000 gain on sale of office premises, a $4,000 gain on sale of real estate acquired through foreclosure and a $60,000, or 12.4%, increase in other operating income, partially offset by a $127,000 reduction in gains on sale of investment securities and the effects of the $250,000 gain on sale of deposits recorded in the nine months ended June 30, 2002. The increase in mortgage banking income was due primarily to the increase in sales volume of $115.7 million, or 152.1%, over the nine months ended June 30, 2002. The Company sold its former Central Parkway

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2003 and 2002 (continued)

Other Income (continued)

branch realizing a gain of $243,000. The Company also sold a tract of land next to its Harrison Branch realizing a gain of $39,000. The deposits related to this branch were sold in the nine month period ended June 30, 2002, with the Company recognizing a $250,000 gain. The increase in other income was primarily attributable to prepayment fees on nonresidential real estate loans and growth in deposit service charges due to fee increases and on "Generations Gold," a new checking product introduced in fiscal 2002.

General, Administrative and Other Expense

General, administrative and other expense totaled $7.6 million for the nine months ended June 30, 2003, an increase of $893,000, or 13.3%, compared to the same period in 2002. The increase was due primarily to an increase in employee compensation and benefits of $359,000, or 9.3%, an increase in other operating expenses of $340,000, or 28.0%, and an increase in occupancy and equipment expense of $131,000, or 16.1%. Employee compensation and benefits increased primarily due to normal merit increases, an increase in staffing levels, $65,000 of expense related to an incentive bonus plan and a $51,000 increase in the 401(k) contribution year to year. The increase in other operating expense was due primarily to increased costs related to foreclosure activity, an increase in professional fees related to outsourced internal audit services and pro-rata increases in other operating expenses related to the Corporation's growth year to year. The increase in occupancy and equipment expense was due to the opening of the new mortgage operations facility and the restructuring and remodeling of the corporate administrative offices.

Federal Income Taxes

The provision for federal income taxes amounted to $2.3 million for the nine months ended June 30, 2003, an increase of $364,000, or 18.4%, compared to the same period in 2002. The increase was due primarily to the increase in earnings before taxes of $1.3 million, or 21.5%, partially offset by nontaxable interest income in the current period. The effective tax rates were 33.1% and 34.0% for the nine-month periods ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

Winton Savings maintains sufficient funds to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans.

At June 30, 2003, Winton Savings had $102.1 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at Winton Savings' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

In the event that certificates of deposit cannot be renewed at prevailing market rates, the Company can obtain additional advances from the FHLB of Cincinnati. At June 30, 2003, the Company had $121.1 million of outstanding FHLB advances, with the ability to borrow an additional $80.0 million. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market. As of June 30, 2003, the Company had $12.7 million in brokered deposits.

Winton Financial believes that the Company's liquidity posture at June 30, 2003, is adequate to meet outstanding loan commitments and other cash requirements.

                          WINTON FINANCIAL CORPORATION

ITEM 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


There have been no material changes in the Corporation's disclosures regarding market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2002.

ITEM 4            CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

There were no significant changes in the Corporation's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, these controls.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  31.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  31.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  32.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  32.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


         (b)  Reports on Form 8-K: On April 17, 2003, a Form 8-K was filed to report earnings for the quarter ended March
                                   31, 2003.

                                   On April 22, 2003, a Form 8-K was filed to report the issuance of a press release regarding a repurchase program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 13, 2003                 By: /s/Robert L. Bollin
       -----------------------                 ---------------------------------
                                               Robert L. Bollin
                                               President





Date:      August 13, 2003                 By: /s/Jill M. Burke
       -----------------------                 ---------------------------------
                                               Jill M. Burke
                                               Chief Financial Officer