Form 10-K
period 2003-09-30
WINTON FINANCIAL CORP
filed 2003-12-23
CIK 857907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 2003
                                       OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from               to
                                           --------------   -----------------
                         Commission file number: 0-18993


                          WINTON FINANCIAL CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

      Ohio                                                      31-1303854
      ----                                                      ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    5511 Cheviot Road, Cincinnati, Ohio 45247
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (513) 385-3880


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes --- No X

Based upon the last sale price quoted by The American Stock Exchange as of March 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $37.9 million.

On December 5, 2003, there were 4,482,254 of the registrant's common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I of Form 10-K:    Safe Harbor Under the Private Securities Litigation
                        Reform Act of 1995, Exhibit 99.1.

Part II of Form 10-K:   Portions of the Annual Report to Shareholders for the
                        fiscal year ended September 30, 2003, Exhibit 13.

Part III of Form 10-K:  Portions of Proxy Statement for 2004 Annual Meeting of
                        Shareholders.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Winton Financial Corporation, an Ohio corporation ("Winton Financial," the "Corporation" or "WFC"), is a unitary savings and loan holding company which owns all of the outstanding common shares of The Winton Savings and Loan Co., an Ohio savings and loan association ("Winton Savings" or the "Company").

      The activities of Winton Financial have been limited primarily to holding the stock of Winton Savings. Organized in 1887 under the laws of the state of Ohio as a mutual savings and loan association, Winton Savings completed its conversion to stock form in fiscal 1988. Winton Savings conducts business from its principal office in the Monfort Heights area of Cincinnati, Ohio, its six branch offices in Hamilton County, Ohio, one loan production office in the eastern area of Cincinnati and one loan production office in southeastern Indiana.

      Winton Savings is principally engaged in the business of making first mortgage loans to finance the purchase, construction or improvement of residential or other real property.

      Winton Savings also invests in U.S. government guaranteed mortgage-backed securities and investment securities issued by the U.S. government and agencies thereof and municipal bonds. Funds for lending and investment are obtained primarily from savings deposits, loan principal and interest repayments, mortgage sales and borrowings from the Federal Home Loan Bank (the "FHLB") of Cincinnati, of which Winton Savings is a member.

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

      LOAN PORTFOLIO COMPOSITION. The following table sets forth certain information concerning the composition of Winton's loan portfolio at the dates indicated:

                                                                           At September 30,
                                      ---------------------------------------------------------------------------------------
                                                2003                           2002                          2001
                                      -------------------------      ------------------------       -------------------------
                                                     Percent of                    Percent of                     Percent of
                                        Amount      total loans        Amount      total loans       Amount       total loans
                                        ------      -----------        ------      -----------       ------       -----------
                                                                       (Dollars in thousands)
Real estate loans:
   One- to four-family (1)            $ 290,114           59.5%      $ 248,606           54.4%      $ 226,684           52.6%
   Multifamily                           76,552           15.7          80,523           17.6          79,003           18.3
   Land and lot                           6,444            1.3           9,289            2.0           3,836             .9
   Nonresidential                        90,571           18.6          91,509           20.0          86,056           20.0
Construction loans (2)                   33,646            6.9          31,946            7.0          36,431            8.4
Consumer and other loans (3)             10,096            2.1          12,179            2.7          15,186            3.5
                                      ---------          -----       ---------          -----       ---------          -----
         Total                          507,423          104.1         474,052          103.7         447,196          103.7
Less:
   Loans in process                     (17,134)          (3.5)        (14,616)          (3.2)        (13,930)          (3.2)
   Deferred loan origination fees          (544)           (.1)           (609)           (.1)           (748)           (.2)
   Allowance for loan losses             (2,265)           (.5)         (1,850)           (.4)         (1,194)           (.3)
                                      ---------          -----       ---------          -----       ---------          -----
Total loans                           $ 487,480          100.0%      $ 456,977          100.0%      $ 431,324          100.0%
                                      =========          =====       =========          =====       =========          =====

                                                          At September 30,
                                      --------------------------------------------------------
                                                 2000                           1999
                                       -------------------------      ------------------------
                                                      Percent of                   Percent of
                                        Amount       total loans       Amount      total loans
                                        ------       -----------       ------      -----------
                                                       (Dollars in thousands)
Real estate loans:
   One- to four-family (1)             $ 223,698           53.8%      $ 226,586         54.8%
   Multifamily                            77,870           18.7          80,309         19.4
   Land and lot                            3,502             .8           4,546          1.1
   Nonresidential                         75,127           18.1          74,233         17.9
Construction loans (2)                    37,638            9.1          32,655          7.9
Consumer and other loans (3)              15,241            3.7          11,709          2.8
                                       ---------          -----       ---------        -----
         Total                           433,076          104.2         430,038        103.9
Less:
   Loans in process                      (16,046)          (3.9)        (15,070)        (3.6)
   Deferred loan origination fees           (583)           (.1)           (486)         (.1)
   Allowance for loan losses              (1,000)           (.2)           (932)         (.2)
                                       ---------          -----       ---------        -----
Total loans                            $ 415,447          100.0%      $ 413,550        100.0%
                                       =========          =====       =========        =====

----------
(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2) Includes loans secured by one-to four-family, multifamily and nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.


      LOAN MATURITY. The following table sets forth certain information, as of September 30, 2003, regarding the dollar amount of loans maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.

                                                      Due over
                                      Due in         one year to       Due over five
                                     one year      five years after    years after
                                      or less          9/30/03            9/30/03         Total
                                      -------          -------            -------         -----
                                                             (In thousands)
Real estate loans:
   One- to four-family (1)           $ 18,448         $ 43,156           $228,510         $290,114
   Multifamily                          2,191           10,407             63,954           76,552
   Land and lot                         1,514            2,518              2,412            6,444
   Nonresidential                       3,129           15,035             72,407           90,571
Construction loans (2)                 33,604               42                 --           33,646
Consumer and other loans (3)            3,022            6,862                212           10,096
                                     --------         --------           --------         --------
Total                                $ 61,908         $ 78,020           $367,495         $507,423
                                     ========         ========           ========         ========

--------
(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2) Includes loans secured by one-to four-family, multifamily and nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.

      The following table sets forth the dollar amount of all loans due after September 30, 2004, before net items, that have predetermined interest rates and floating or adjustable interest rates:

                              Predetermined     Floating or
                                  rates       adjustable rates      Total
                                  -----       ----------------      -----
                                              (In thousands)
Real estate loans:
   One- to four-family           $202,816         $ 68,850         $271,666
   Multifamily                     26,635           47,726           74,361
   Land and lot                       465            4,465            4,930
   Nonresidential                  60,787           26,655           87,442
Construction loans                     --               42               42
Consumer and other loans            3,354            3,720            7,074
                                 --------         --------         --------
     Total                       $294,057         $151,458         $445,515
                                 ========         ========         ========


      ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The primary lending activity of Winton is the origination of conventional loans secured by one- to four-family residential properties located within Winton's primary market area. At September 30, 2003, a total of $290.1 million, or approximately 59.5%, of Winton's total loans consisted of one- to four-family residential real estate loans. The outstanding balance of Winton's largest one- to four-family real estate loan was $569,000 at September 30, 2003.

      Subject to OTS regulations regarding safety and soundness, there are no limits on the aggregate amount of assets Winton may invest in one- to four-family loans. OTS regulations and Ohio law limit the amount that Winton may lend to a single borrower in relationship to the appraised value of the real estate and improvements thereon at the time of loan origination. In accordance with such regulations, Winton makes loans on single-family residences up to 95% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"). Winton also makes loans over the 95% LTV, though most of those loans are sold in the secondary market. Generally, Winton requires private mortgage insurance and/or charges premium interest rates for loans over 80% LTV.

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

      The one- to four-family real estate mortgage loans offered by Winton are usually originated for terms of 10 to 30 years. Due to the general long-term nature of an investment in mortgage loans, such loans could have an adverse effect upon the earnings spread of an association if such loans do not reprice as quickly as the association's cost of funds. To minimize such an effect, Winton sells certain fixed-rate mortgages in the secondary market. Furthermore, experience during recent years reveals that, as a result of prepayments in connection with refinancings and sales of the underlying properties, residential loans generally remain outstanding for periods that are substantially shorter than the maturity of such loans.

      At September 30, 2003, Winton had nonperforming loans totaling $1.2 million in its one- to four-family portfolio. Winton considers a loan nonperforming when, in the opinion of management, the collection of additional interest on the loan is unlikely, the loan meets non-accrual criteria as established by regulatory authorities, or the loan is accruing interest but is more than 90 days past due.

      MULTIFAMILY REAL ESTATE LOANS. Winton originates adjustable- and fixed-rate loans secured by multifamily properties containing over four units. At September 30, 2003, a total of $76.6 million, or approximately 15.7%, of Winton's total loans consisted of multifamily real estate loans. The outstanding balance of Winton's largest multifamily real estate loan was $3.7 million at September 30, 2003.

      Multifamily loans generally have terms of up to 25 years and a maximum LTV of 80%. Adjustable-rate multifamily residential loans are currently made with the same adjustment schedules, indexes and caps as for one- to four-family residential ARMs, with a margin of 3% over the index.

      Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Winton attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Winton requires that the borrower agree to submit rent rolls and financial statements annually to enable Winton to monitor the loan.

      At September 30, 2003, Winton had no nonperforming loans in its multifamily real estate portfolio.

      LAND AND LOT LOANS. Winton originates loans to individuals and to builders secured by mortgages on real estate upon which residential and nonresidential properties will be constructed. At September 30, 2003, a total of $6.4 million, or approximately 1.3%, of Winton's total loans consisted of land and lot loans. Ohio regulations limit the amount of any land and lot loan for a single person to two percent of total assets of the association. The outstanding balance of Winton's largest land and lot loan was $1.4 million, or .26% of Winton's total assets, at September 30, 2003. A developed building lot loan is generally made for a 20-year term with a five-year balloon payment of principal due upon expiration of the loan term and generally a maximum LTV of 75%.

      Loans on development real estate are generally considered to be subject to a higher degree of risk because the borrower typically depends on a sale of the property or the later improvement of the property to cover debt service. The ability to sell or develop unimproved real estate is affected by economic conditions, government policies and other factors beyond the control of the borrower. These risks are increased if the unimproved real estate is for an entire subdivision rather than a single residential lot. Winton reviews the viability of the unimproved real estate for improvement and sale and evaluates the credit-worthiness of the borrowers for these loans.

      At September 30, 2003, Winton had $16,000 of nonperforming loans in its land and lot loan portfolio.

      NONRESIDENTIAL REAL ESTATE LOANS. Winton originates real estate loans secured by nonresidential real estate, including loans secured by retail, office and other types of business facilities located in its primary market area. At September 30, 2003, a total of $90.6 million, or approximately 18.6%, of Winton's total loans consisted of nonresidential real estate loans. The outstanding balance of Winton's largest nonresidential real estate loan was $2.5 million at September 30, 2003.

      Federal regulations limit the amount of nonresidential mortgage loans that an association may make to 400% of its capital, and Ohio regulations limit the amount of nonresidential loans that an association may make to 20% of total assets. At September 30, 2003, Winton's nonresidential permanent mortgage loans of $90.6 million and nonresidential construction loans of $3.6 million totaled 213.1% of Winton's capital and 17.3% of Winton's total assets.

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

      At September 30, 2003, Winton had $2.5 million of nonperforming loans in its non-residential real estate portfolio.

      CONSTRUCTION LOANS. Winton offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons or businesses constructing projects for investment purposes, for multifamily properties and for nonresidential projects. At September 30, 2003, a total of $33.6 million, or approximately 6.9%, of Winton's total loans consisted of construction loans. The outstanding balance of Winton's largest construction loan was $2.6 million at September 30, 2003.

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

      Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Winton advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by properties in its primary market area. The economy of such lending area has been relatively stable over the three years ended September 30, 2003.

      At September 30, 2003, Winton had no nonperforming loans in its construction loan portfolio.

      CONSUMER AND OTHER LOANS. Winton originates various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, loans secured by stocks of publicly-traded companies, closed end and line of credit loans to businesses secured by non-real estate assets and unsecured personal loans. At September 30, 2003, a total of $10.1 million, or 2.1%, of Winton's total loans consisted of consumer and other loans. The outstanding balance of Winton's largest consumer or other loan was $536,000 at September 30, 2003.

      Ohio regulations limit the amount of consumer loans that an association may make to 20% of total assets. At September 30, 2003, Winton's consumer loans represented approximately 1.9% of Winton's total assets.

      Consumer loans are generally made at fixed rates of interest consistent with the market rate for the type of collateral offered as security and for terms of 90 days to five years.

      Consumer loans, particularly consumer loans that are unsecured or are secured by depreciating assets such as automobiles and mobile homes, entail greater risk than residential loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

      At September 30, 2003, Winton had $22,000 of nonperforming loans in its consumer and other loan portfolio.

      LOAN SOLICITATION AND PROCESSING. Winton develops loan originations from a number of sources, including commissioned loan originators, loan brokers, continuing business with depositors, other borrowers and real estate developers, solicitations by Winton's directors, officers and lending staff and walk-in customers.

      Winton's loan personnel take all loan applications for permanent mortgage loans. Winton obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. Generally, an independent fee appraiser approved by the Board of Directors will prepare an appraisal of the fair market value of the real estate that will be given as security for the loan. An environmental study is conducted only if the appraiser or management has reason to believe that an environmental problem may exist. For multifamily and nonresidential mortgage loans, Winton generally requires a personal guarantee. Winton also obtains information with respect to prior projects completed by the borrower. Upon the completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted either to Winton's Loan Committee and/or the Board of Directors or to the secondary market for approval or rejection. Any loan applications that are not accepted by the secondary market are reviewed and accepted or rejected by Winton's Loan Committee.

      If a mortgage loan application is approved, Winton obtains an attorney's opinion of title or a title insurance policy on the real estate that will secure the mortgage loan. Winton requires borrowers to carry fire and casualty insurance and flood insurance, if applicable, and to name Winton as an insured mortgagee.

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

      Winton's mortgage loans carry provisions that the entire balance of the loan is due upon sale of the property securing the loan.

      LOAN ORIGINATIONS, PURCHASES AND SALES. Winton has been actively originating 30-year, 20-year and 15-year fixed-rate and adjustable-rate loans. Most residential fixed-rate loans made by Winton are originated on documentation which will permit a possible sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or other secondary mortgage market participants.

      Winton sold $243.5 million of fixed-rate loans and $6.8 million of adjustable rate loans during fiscal 2003, compared to sales of $122.3 million of fixed-rate loans and $1.4 million of adjustable-rate loans in fiscal 2002.

      From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. During fiscal 2003, Winton sold participation interests in loans totaling $3.0 million to other lenders. During fiscal 2002, Winton sold participation interests in loans totaling $1.1 million to other lenders. During fiscal 2001, Winton did not sell participation interests in loans to other lenders. Winton held participations in loans originated by other lenders of approximately $3.7 million at September 30, 2003. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans that Winton originates.

      The following table presents Winton's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                At September 30,
                                      -----------------------------------------------------------------
                                                2003                  2002                 2001
                                      ------------------     ------------------   -----------------
                                          Amount     %          Amount       %       Amount       %
                                          ------    ---         ------      ---      ------      ---
                                                           (Dollars in thousands)
Loans originated:
 Real estate loans:
    One- to four-family:
       Fixed-rate                     $  355,504    69.5%     $  171,500    54.4%   $  123,784    52.2%
       Adjustable-rate                    26,495     5.2          19,256     6.1         6,711     2.8
       FHA/VA                              1,819      .4           1,696      .5         3,442     1.5
    Multifamily:
       Fixed-rate                          7,797     1.5           4,897     1.6         8,458     3.6
       Adjustable-rate                    14,365     2.8          14,069     4.5         6,171     2.6
    Nonresidential, land and lot:
       Fixed-rate                          8,750     1.7          18,441     5.8        12,322     5.2
       Adjustable-rate                     5,293     1.0           5,590     1.8         6,699     2.8
    Construction loans                    45,623     8.9          35,502    11.2        30,936    13.0
    Consumer and other loans (1)          45,773     9.0          44,335    14.1        38,570    16.3
                                      ----------   -----      ----------   -----    ----------   -----
          Total loans originated      $  511,420   100.0%     $  315,286   100.0%   $  237,093   100.0%
                                      ==========   =====      ==========   =====    ==========   =====
Loans sold:
 Loans                                $  250,280    98.8%     $  123,674    99.1%   $  102,968   100.0%
 Participations                            3,029     1.2           1,100      .9            --
                                      ----------   -----      ----------   -----    ----------   -----
          Total                       $  253,309   100.0%     $  124,774   100.0%   $  102,968   100.0%
                                      ==========   =====      ==========   =====    ==========   =====
 Principal repayments on loans        $  227,155              $  161,748            $  118,004
                                      ==========              ==========            ==========



                                                   At September 30,
                                      ------------------------------------------
                                               2000                  1999
                                      -------------------  ---------------------
                                         Amount       %       Amount          %
                                         -------     ---      ------         ---
                                                   (Dollars in thousands)
Loans originated:
 Real estate loans:
    One- to four-family:
       Fixed-rate                        $   39,948    26.5%  $  146,704      51.2%
       Adjustable-rate                       15,303    10.1       17,475       6.1
       FHA/VA                                 6,258     4.1        5,518       1.9
    Multifamily:
       Fixed-rate                               344      .2       15,477       5.4
       Adjustable-rate                        7,097     4.7        7,954       2.8
    Nonresidential, land and lot:
       Fixed-rate                             4,641     3.1       15,978       5.6
       Adjustable-rate                        6,423     4.3        7,129       2.5
    Construction loans                       34,678    23.0       42,843      14.9
    Consumer and other loans (1)             36,147    24.0       27,414       9.6
                                         ----------   -----   ----------     -----
          Total loans originated         $  150,839   100.0%  $  286,492     100.0%
                                         ==========   =====   ==========     =====
Loans sold:
 Loans                                   $   50,746    98.3%  $   99,255      97.3%
 Participations                                 903     1.7        2,730       2.7
                                         ----------   -----   ----------     -----
          Total                          $   51,649   100.0%  $  101,985     100.0%
                                         ==========   =====   ==========     =====
 Principal repayments on loans           $   96,794           $  122,174
                                         ==========           ==========


----------
(1) Consists primarily of auto and line of credit disbursements and change in loans in process.

      FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis. Based on the 15% limit, Winton was able to lend approximately $7.1 million to one borrower at September 30, 2003. Winton had no outstanding loans in excess of such limit at September 30, 2003.

      LOAN ORIGINATION AND OTHER FEES. Winton realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, as an adjustment to yield over the life of the related loan.

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

      The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                                At September 30,
                                                       ------------------------------------------------------------
                                                         2003         2002        2001         2000         1999
                                                         ----         ----        ----         ----         ----
                                                                          (Dollars in thousands)
Loans delinquent
   30 to 59 days                                       $ 3,988      $ 3,290      $10,678      $ 3,911      $ 6,259
   60 to 89 days                                         1,011        1,440          381        1,107          384
   90 or more days                                       3,759        3,398        2,744        1,227          246
                                                       -------      -------      -------      -------      -------
     Total delinquent loans                            $ 8,758      $ 8,128      $13,803      $ 6,245      $ 6,889
                                                       =======      =======      =======      =======      =======
Ratio of total delinquent loans to total loans (1)        1.73%        1.71%        3.09%        1.44%        1.60%
                                                       =======      =======      =======      =======      =======

----------
(1)   Includes loans held for sale.


      Winton reviews all delinquent loans on a regular basis and places loans on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Winton places residential mortgage loans on non-accrual status when either principal or interest is considered uncollectible. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest that would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 2003, was approximately $146,000.

      The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 2003, Winton had no loans that were not reflected in the table as non-accrual, 90 days past due or restructured, but which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

                                                                          At September 30,
                                                     ------------------------------------------------------
                                                       2003        2002        2001        2000        1999
                                                       ----        ----        ----        ----        ----
                                                                        (Dollars in thousands)
 Loans accounted for on a non-accrual basis: (1)
   Real estate loans:
       Residential                                   $  696      $  885      $  595      $  353      $  104
      Nonresidential                                  2,499          --          --         220          --
   Construction loans                                    --          --       1,833          --          --
                                                     ------      ------      ------      ------      ------
          Total                                       3,195         885       2,428         573         104
Accruing loans which are contractually past
   due 90 days or more:
   Real estate loans:
       Residential                                      526         254         315         589          96
       Nonresidential and land                           16       2,210          --          --          --
   Consumer and other loans                              22          49           1          65          46
                                                     ------      ------      ------      ------      ------
                                                        564       2,513         316         654         142
                                                     ------      ------      ------      ------      ------
Total of non-accrual and 90 days past
  due loans                                          $3,759      $3,398      $2,744      $1,227      $  246
                                                     ======      ======      ======      ======      ======
Percentage of total loans                               .74%        .72%        .61%        .28%        .06%
                                                     ======      ======      ======      ======      ======
Other nonperforming assets (2)                       $  846      $2,462      $  486      $  716      $  492
                                                     ======      ======      ======      ======      ======

----------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

(2) Consists of real estate acquired through foreclosure and other repossessed assets that are carried at the lower of cost or fair value less estimated selling expenses.


      OTS regulations require that each thrift institution classify its assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. At September 30, 2003, Winton had approximately $658,000 of loans designated as special mention.

      Generally, Winton classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At September 30, 2003, Winton's classified assets consisted of substandard assets of approximately $4.1 million and $24,000 in loans classified as doubtful. No loans were classified as a loss at September 30, 2003.

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

      ALLOWANCE FOR LOAN LOSSES. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments. Net earnings could be significantly affected by these adjustments if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2003, Winton's allowance for loan losses totaled $2.3 million.

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

      Collateral dependent loans that are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

      At September 30, 2003, Winton had no loans defined as impaired under SFAS No. 114.

      As a result of an analysis of historical experience, the volume and type of lending conducted by Winton, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to Winton's loan portfolio, management recorded a $605,000 provision for losses on loans during the fiscal year ended September 30, 2003, compared to a provision of $1.3 million recorded in the 2002 period. There can be no assurance that the allowance for loan losses of Winton will be adequate to cover losses on nonperforming assets in the future.

           The following table sets forth an analysis of Winton's allowance for loan losses for the periods indicated.

                                                          Year ended September 30,
                                         ----------------------------------------------------------------
                                          2003          2002          2001          2000           1999
                                          ----          ----          ----          ----           ----
                                                               (Dollars in thousands)
Balance at beginning of period           $ 1,850       $ 1,194       $ 1,000       $   932       $   917
Charge-offs:
Real estate loans:
   One- to four-family                       (35)          (42)           --           (75)          (48)
   Multifamily and nonresidential             --          (124)           --            (8)          (35)
Construction loans                            --          (349)           --            --           (81)
Consumer loans                              (207)         (155)         (124)          (41)          (24)
                                         -------       -------       -------       -------       -------
      Total                                 (242)         (670)         (124)         (124)         (188)
Total recoveries (1)                          52            66            18            67            43
                                         -------       -------       -------       -------       -------
Net charge-offs                             (190)         (604)         (106)          (57)         (145)
Provision for loan losses                    605         1,260           300           125           160
                                         -------       -------       -------       -------       -------
Balance at end of period                 $ 2,265       $ 1,850       $ 1,194       $ 1,000       $   932
                                         =======       =======       =======       =======       =======
Ratio of net charge-offs during
   the period to average loans
   outstanding during the period (2)
                                             .04%          .14%          .03%          .01%          .04%
                                         =======       =======       =======       =======       =======

----------
(1)   The recoveries were from consumer loans.

(2) During the respective periods there were $459.3 million, $443.2 million, $420.5 million, $420.0 million and $382.7 million in average loans outstanding.


      The following table provides an allocation of Winton's allowance for loan losses as of each of the following dates:

                                                                        September 30,
                                         -------------------------------------------------------------------------------------------
                                                 % of             % of               % of                   % of               % of
                                                 Total           Total               Total                 Total              Total
                                           2003  Loans    2002   Loans      2001     Loans        2000     Loans      1999    Loans
                                           ----  -----    ----   -----      ----     -----        ----     -----      ----    -----
                                                                                          (In thousands)
Specific allowances
   One- to four-family                   $   --     --   $   --      --   $   --        --      $   --        --    $   48     --
General allowances Real estate loans:
     One- to four-family                    906   57.2%     792    52.4%     392      50.7%        455      51.7%      379     52.7%
     Multifamily and nonresidential         974   32.9      659    36.3      539      36.9         208      35.3       375     35.9
   Construction and development loans       249    7.9      290     8.7      132       9.0         203       9.5        15      8.7
   Consumer loans                           136    2.0      109     2.6      131       3.4         134       3.5       115      2.7
                                         ------  -----   ------   -----   ------     -----      ------     -----    ------    -----
        Total general allowances          2,265  100.0%   1,850   100.0%   1,194     100.0%      1,000     100.0%      884    100.0%
                                         ------  -----   ------   =====   ------     =====      ------     =====    ------    =====
        Total allowance for loan losses  $2,265          $1,850           $1,194                $1,000              $  932
                                         ======          ======           ======                ======              ======

INVESTMENT ACTIVITIES

      Winton Financial invests in municipal bonds, corporate securities, U.S. government and agency obligations. Municipal bonds owned are primarily bank qualified general obligations of states and municipalities whose interest in non-taxable and include private insurance support as to principal. The following table presents the amortized cost and market values of Winton's investment securities available for sale at the dates indicated:

                                                                         September 30,
                                             --------------------------------------------------------------------
                                                     2003                      2002                   2001
                                             -------------------     ---------------------   --------------------
                                             Amortized    Market     Amortized      Market   Amortized     Market
                                                Cost      Value         Cost        Value       Cost       Value
                                                ----      -----         ----        -----       ----       -----
                                                                          (In thousands)
   U.S. government and agency obligations     $ 8,046     $ 8,103     $12,375     $12,537     $13,187     $13,578
   Corporate equity securities                    209         606         209         558         228         685
   Municipal bonds                             12,850      12,757          --          --          --          --
                                              -------     -------     -------     -------     -------     -------

Total                                         $21,105     $21,466     $12,584     $13,095     $13,415     $14,263
                                              =======     =======     =======     =======     =======     =======


      The following table presents the contractual maturities or terms to repricing of U.S. Government and agency obligations and municipal bonds at annualized cost and the weighted-average yields at September 30, 2003:

                  Maturing within      Maturing within       Maturing within          Maturing
                    one year                 after               five to                after
                      after           one to five years       ten years after     ten years from
                September 30, 2003    September 30, 2003    September 30, 2003    September 30, 2003         Total
               -------------------   --------------------  --------------------   ------------------  --------------------
               Amortized   Average   Amortized   Average   Amortized    Average  Amortized   Average  Amortized    Average
                  Cost      Yield       Cost      Yield       Cost      Yield       Cost      Yield      Cost       Yield
                  ----      -----       ----      -----       ----      -----       ----      -----      ----       -----
                                                           (Dollars in thousands)
Available

for sale(1)     $ 4,025     1.22%     $ 3,441     2.72%     $ 8,978     3.39%     $ 4,452     3.39%     $20,896     2.86%
                =======     ====      =======     ====      =======     ====      =======     ====      =======     ====


(1)   Tax exempt municipal bonds are shown at stated yields.

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

      The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:

                                                  At September 30,2003                         At September 30,  2002
                                      --------------------------------------------    ---------------------------------------------
                                                  Gross        Gross                               Gross      Gross
                                      Amortized  unrealized  unrealized   Estimated   Amortized  unrealized  unrealized  Estimated
                                        cost       gains       losses     fair value     cost      gains      losses     fair value
                                        ----       -----       ------     ----------     ----      -----      ------     ----------
                                                                                 (In thousands)
Mortgage-backed securities
  held to maturity:
   FHLMC participation certificates     $1,643     $ --      $   (34)     $1,604       $2,240      $ --      $   (48)     $2,192
   FNMA participation certificates       2,287        2          (30)      2,259        2,953         2          (35)      2,920
   GNMA participation certificates         151        2           --         153          240         7           (1)        246
   CMOs                                    188       --           --         188          328        --           (1)        327
                                        ------     ----      -------      ------       ------      ----      -------      ------
                                         4,269        4          (69)      4,204        5,761         9          (85)      5,685
Mortgage-backed securities
  available for sale:
   FNMA participation certificates       1,944       21           --       1,965           --        --           --          --
   GNMA participation certificates         137        1           --         138          193         4           --         197
                                        ------     ----      -------      ------       ------      ----      -------      ------
                                         2,081       22           --       2,103          193         4           --         197
                                        ------     ----      -------      ------       ------      ----      -------      ------
                                        $6,350     $ 26      $   (69)     $6,307       $5,954      $ 13      $   (85)     $5,882
                                        ======     ====      =======      ======       ======      ====      =======      ======

      The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 2003 and 2002, by contractual terms to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                              Amortized cost at    Amortized cost at
                                             September 30, 2003    September 30, 2002
                                             ------------------    ------------------
                                                          (In thousands)
Due within three years                              $   33            $   45
Due after three years through five years                --                 5
Due after five years through ten years                  48                74
Due after ten years through twenty years             3,289             3,244
Due after twenty years                               2,980             2,586
                                                    ------            ------
                                                    $6,350            $5,954
                                                    ======            ======

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

      DEPOSITS. Historically, deposits have been attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, regular passbook savings accounts, term certificate accounts and individual retirement accounts. In the recent past Winton has utilized the services of deposit brokers to market certificates of deposit. At September 30, 2003, the total amount of brokered deposits equaled approximately $12.2 million, or 3.4%, of total deposits.

      Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Winton based on Winton's liquidity requirements, growth goals and interest rates paid by competitors. Winton attempts to manage its interest rate risk by lengthening the term to maturity of its deposit liabilities.

      At September 30, 2003, Winton's certificates of deposit totaled $240.3 million, or 67.8% of total deposits. Of such amount, approximately $113.9 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Winton at maturity, although brokered deposits are less likely to renew than other certificates of deposit. If there is a significant deviation from historical experience, Winton can, to a limited extent, utilize additional borrowings from the FHLB as an alternative to this source of funds. See "Borrowings" and "REGULATION - Federal Home Loan Banks."

      During fiscal 2003, 2002 and 2001, Winton offered certificates of deposit with terms from six months to five years at rates which adjust monthly with designated market indices, which were the prime rate, the six-month CD resale rate or the three-year Treasury rate. Approximately $6.0 million of these certificates of deposit were outstanding at September 30, 2003. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

      The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 2003:

                                                                       Percent
                                                                       of total
                                              Amount                   deposits
                                              ------                   --------
                                          (In thousands)
Transaction accounts:
   Passbook and club accounts (1)            $  75,583                   21.33%
   Checking accounts (2)                        38,375                   10.83
                                             ---------                  ------
      Total transaction accounts               113,958                   32.16
Certificates of deposit (3):
   Less than 2.00%                              34,373                    9.70
   2.00 - 3.99%                                152,967                   43.18
   4.00 - 5.99%                                 40,109                   11.32
   6.00 - 7.99%                                 12,877                    3.64
   8.00 - 9.99%                                     12                      --
                                             ---------                  -------
      Total certificates of deposit            240,338                   67.84
                                             ---------                  ------
Total deposits                               $ 354,296                  100.00%
                                             =========                  ======


----------
(1) Winton's weighted-average interest rate on passbook accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook accounts was 1.26% at September 30, 2003.

(2) Winton's weighted-average interest rate paid on checking accounts fluctuates with the general movement of interest rates. The weighted-average rate on checking accounts was .56% at September 30, 2003.

(3) Includes Individual Retirement Accounts and jumbo certificates of deposit (those with balances in excess of $100,000). Terms of certificates of deposit offered range from 30 days to 15 years, with the average accounts ranging from 90 days to five years.

      The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 2003:

                                                                Amount Due
                                       -------------------------------------------------------------
                                                      Over        Over
                                        Up to       1 year to   2 years to       Over
Rate                                   one year      2 years      3 years       3 years      Total
----                                   --------      -------      -------       -------      -----
                                                             (In thousands)
Less than 2.00%                        $ 30,750      $ 3,446      $   177      $    --      $ 34,373
2.00 - 3.99%                             63,848       66,373       17,811        4,935       152,967
4.00 - 5.99                              14,538        6,539        5,030       14,002        40,109
6.00 - 7.99                               4,771        4,496        3,489          121        12,877
8.00 - 9.99                                  --           --           12           --            12
                                       --------      -------      -------      -------      --------
    Total certificates of deposit      $113,907      $80,854      $26,519      $19,058      $240,338
                                       ========      =======      =======      =======      ========

      The following table presents the amount of Winton's certificates of deposit of $100,000 or more, by the time remaining until maturity at September 30, 2003:

 Maturity                                At September 30, 2003
 --------                                ---------------------
                                            (In thousands)

 Three months or less                           $   9,462
 Over 3 months to 6 months                          7,182
 Over 6 months to 12 months                        18,462
 Over twelve months                                39,838
                                                 --------
      Total                                       $74,944
                                                  =======


      BORROWINGS. During the year ended September 30, 2003, WFC's borrowings consisted of FHLB advances and a $2.0 million loan with a correspondent bank. The following table sets forth the maximum amount of WFC's FHLB advances and other borrowings outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                   Year ended September 30,
                                               ------------------------------------
                                                 2003          2002          2001
                                                 ----          ----          ----
                                                          (In thousands)
Maximum amount of FHLB advances and
  other borrowings                             $146,612      $135,411      $122,828
                                               ========      ========      ========

Average amount of FHLB advances and other
   borrowings outstanding during period
                                               $128,519      $126,053      $113,546
                                               ========      ========      ========


      The following table sets forth certain information as to Winton's FHLB advances and other borrowings at the dates indicated:

                                                               At September 30,
                                                               ----------------
                                                       2003           2002             2001
                                                       ----           ----             ----
                                                                 (In thousands)
FHLB advances and other borrowings                   $138,612       $126,427       $   114,668
                                                     ========       ========       ===========
Weighted-average interest cost of FHLB advances
     and other borrowings during
     period based on month end balances                  4.91%          5.55%             5.84%
                                                     ========       ========       ===========

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

SUBSIDIARY ACTIVITIES

      WFC's only subsidiary is Winton.

PERSONNEL

      As of September 30, 2003, Winton had 136 full-time equivalent employees. Winton believes that relations with its employees are good. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.

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

      As an Ohio savings and loan association, Winton is subject to regulation, examination and oversight by the Superintendent of the Division of Financial Institutions (the "Ohio Superintendent"). Because Winton's deposits are insured by the FDIC, Winton also is subject to regulatory oversight by the FDIC. Winton must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Winton is in compliance with various regulatory requirements and is operating in a safe and sound manner. Winton is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

OHIO CORPORATION LAW

      MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations that have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

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

      OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Winton includes a general loan loss allowance of $2.3 million at September 30, 2003. The OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Winton's capital at September 30, 2003, met the standards for the highest category, a "well-capitalized" institution.

      QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At September 30, 2003, Winton qualified as a QTL.

      TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 2003.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC and Alpine Terrace II, LLC, a wholly owned subsidiary of Winton, are affiliates of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, acceptance of a security issued by the affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 2003.

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

      An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a 30-day notice of the proposed capital distribution with the OTS.

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

      As a unitary savings and loan holding company in existence on May 4, 1999, WFC generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of WFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2003, Winton met the QTL test.

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

      STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Winton's activities and investments at September 30, 2003, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

      FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.4 million (subject to an exemption of up to $6.6 million), and of 10% of net transaction accounts in excess of $45.4 million. At September 30, 2003, Winton was in compliance with the present reserve requirements and the requirements then in effect.

FEDERAL HOME LOAN BANKS

      The FHLBs provide credit to their members in the form of advances. Winton is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Winton was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $8.2 million at September 30, 2003.

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

      Winton's average gross receipts for the three tax years ending on September 30, 2003, is $37.1 million and as a result, Winton does not qualify as a small corporation exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Winton for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 2003, the pre-1988 reserves of Winton for tax purposes totaled approximately $1.8 million. Winton believes it had approximately $35.1 million of accumulated earnings and profits for tax purposes as of September 30, 2003, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Winton have been closed without audit through fiscal year 1999. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

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

ITEM 2. PROPERTIES

      The following table sets forth certain information at September 30, 2003, regarding the properties on which the main office, each branch office and lending office of Winton is located. The aggregate net book value of the properties was $4.4 million at September 30, 2003.

                                 Owned                      Date
Location                         or leased                Acquired
--------                         ---------                --------
Main office:

5511 Cheviot Road
Cincinnati, Ohio  45247          owned/leased (1)           1967

Branch offices:

4517 Vine Street
Cincinnati, Ohio  45217          owned                      1932

10575 Harrison Avenue
Harrison, Ohio  45030            owned                      1981

7014 Vine Street
Cincinnati, Ohio  45216          owned                      1897

8670 Winton Road
Cincinnati, Ohio 45231           owned                      1993

9409 Montgomery Road
Cincinnati, Ohio 45242           leased                      N/A

5440 Muddy Creek Road
Cincinnati, Ohio  45238          owned                      2003

Lending offices:

8291 Beechmont Ave., Suite C
Cincinnati, Ohio  45255          leased                     2003

211 Walnut Street
Lawrenceburg, Indiana  47025     leased                     2003

---------------

(1) In January 1990, Winton entered into a lease agreement pursuant to which it leases a building containing approximately 3,750 square feet adjacent to Winton's main office on Cheviot Road. The initial term of the lease was three years, renewable for seven successive three year periods. Winton has the right to purchase the building during the term of the lease. In January 2002, the lease was renewed for an additional three year period.

      Winton also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of Winton's total investment in office premises and equipment totaled $6.1 million at September 30, 2003.

ITEM 3. LEGAL PROCEEDINGS

      Neither WFC nor Winton is presently engaged in any legal proceedings of a material nature. From time to time, Winton is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the shareholders of WFC during the last quarter of the fiscal year ended September 30, 2003.

                                     PART II

ITEM 5. MARKET FOR WFC'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended September 30, 2003 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF WINTON FINANCIAL'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS" is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This information contained in those portions of the Annual Report included in Exhibit 13 hereto under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset/Liability Management" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in those portions of the Annual Report that are included in
Exhibit 13 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      WFC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of WFC's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that WFC's disclosure controls and procedures are effective. There were no changes in WFC's internal controls which materially affected, or are reasonably likely to materially affect, WFC's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF WFC

      The information contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of WFC (the "Proxy Statement") under the captions "PROPOSAL ONE - REELECTION OF DIRECTORS," "EXECUTIVE OFFICERS AND COMPENSATION," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "AUDIT COMMITTEE REPORT" is incorporated herein by reference.

      WFC's Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees and directors of WFC and Winton. A copy of the Code of Business Conduct and Ethics will be available at no charge to any person upon written request to:

            Winton Financial Corporation

            Attention:  Gregory P. Niesen, Secretary/Treasurer
            5511 Cheviot Road
            Cincinnati, Ohio  45247-7095

ITEM 11. EXECUTIVE COMPENSATION

      The information contained in the Proxy Statement under the caption "EXECUTIVE OFFICERS AND COMPENSATION" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The information contained in the Proxy Statement under the caption "OWNERSHIP OF WFC COMMON SHARES" is incorporated herein by reference.

      The following table shows, as of September 30, 2003, the number of shares issuable upon the exercise of outstanding stock options under both the 1988 Option Plan, the 1999 Option Plan and the 2003 Option Plan, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the 1999 Option Plan and the 2003 Option Plan, excluding shares issuable upon the exercise of outstanding stock options:

                                                       (a)                     (b)                              (c)
                                               --------------------    ------------------       ------------------------------------
                                                                                                   Number of securities remaining
                                                                                                           available for
                                               Number of securities                                    future issuance under
                                                to be issued upon        Weighted-average       equity compensation plans (excluding
                                                   exercise of          exercise price of                    securities
Plan Category                                  outstanding options     outstanding options            reflected in column (a))
                                               -------------------     -------------------            ------------------------
Equity compensation plans approved by
security holders........................                   674,130                  $8.86                            452,985



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained in the Proxy Statement under the caption "CERTAIN TRANSACTIONS WITH WINTON" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.1 Articles of Incorporation, as amended through 1999, of Winton Financial Corporation

            3.2   Regulations of Winton Financial Corporation, as amended

            10.1  The Winton Savings and Loan Co. 401(k) Profit Sharing Plan

            10.2 Winton Financial Corporation, Stock Option and Incentive Plan, as Amended

            10.3 The Winton Financial Corporation 1999 Stock Option and Incentive Plan

            10.4 The Winton Financial Corporation 2003 Stock Option and Incentive Plan

            10.5 Employment Agreement between WFC, Winton and Robert L. Bollin, dated July 1, 2002

            10.6 Employment Agreement between WFC, Winton and Gregory J. Bollin, dated July 1, 2002

            10.7 Employment Agreement between WFC, Winton and Jill M. Burke, dated July 1, 2002

            10.8 Severance Agreement between Winton and Gregory P. Niesen, dated July 1, 2003

            13 Portions of the Winton Financial Corporation 2003 Annual Report to Shareholders

            20 Proxy Statement for the 2004 Annual Meeting of Shareholders of Winton Financial Corporation

            21    Subsidiaries of the Registrant

            23 Consent of Grant Thornton LLP regarding WFC's Consolidated Financial Statements and Forms S-8 for WFC's 1988 Stock Option Plan, 1999 Stock Option Plan and 401(k) Profit Sharing Plan

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

            31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

            32.1  Certification of Chief Executive Officer

            32.2  Certification of Chief Financial Officer

            99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

      (b) On July 15, 2003, WFC filed a Form 8-K reporting operating results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 19, 2003.

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

By:   /s/ Jill M. Burke                           By: /s/ Thomas H. Humes
    -----------------------------                     -------------------
      Jill M. Burke,                                    Thomas H. Humes,
      Principal Financial Officer                       Director
      and Principal Accounting
      Officer

Date: December 19, 2003                           Date: December 19, 2003



By:   /s/ Robert E. Hoeweler                      By: /s/ Henry L. Schulhoff
    -----------------------------                     -----------------------
      Robert E. Hoeweler,                               Henry L. Schulhoff,
      Director                                          Director

Date: December 19, 2003                           Date: December 19, 2003



By:   /s/ Timothy M. Mooney                       By: /s/ J. Clay Stinnett
    -----------------------------                     --------------------
      Timothy M. Mooney,                                J. Clay Stinnett,
      Director                                          Director

Date: December 19, 2003                           Date: December 19, 2003

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION                                                      LOCATION
3.1         Articles of Incorporation, as amended                   Incorporated by reference to the Annual Report on Form
            through 1999, of Winton Financial Corporation           10-K for the fiscal year ended September 30, 2001, filed
                                                                    by WFC with the SEC on December 26, 2001 (the "2001 10-K"),
                                                                    Exhibit 3.1.

3.2         Regulations of Winton Financial Corporation,            Incorporated by reference to Exhibit B of the definitive
            as amended                                              Proxy Statement for the 2003 Annual Meeting of
                                                                    Shareholders filed by WPC with the SEC on December 30,
                                                                    2002 (the "2003 Proxy").

10.1        The Winton Savings and Loan Co. 401(k) Profit           Incorporated by reference to the Form  S-8 Registration
            Sharing Plan                                            Statement filed by WFC with the SEC on August 28, 2002,
                                                                    Exhibit 4.1.

10.2        Winton Financial Corporation, Stock Option and          Incorporated by reference to the 2001 10-K, Exhibit 10.4.
            Incentive Plan, as Amended

10.3        The Winton Financial Corporation 1999 Stock             Incorporated by reference to the definitive Proxy
            Option and Incentive Plan                               Statement for the 1999 Annual Meeting of Shareholders
                                                                    filed by WFC with the SEC on December 18, 1998.

10.4        The Winton Financial Corporation 2003 Stock             Incorporated by reference to Exhibit A of the 2003 Proxy.
            Option and Incentive Plan


10.5        Employment Agreement between WFC, Winton and            Incorporated by reference to the Annual Report on Form
            Robert L. Bollin, dated July 1, 2002                    10-K for the fiscal year ended September 30, 2002, filed
                                                                    by WFC with the SEC on December 30, 2002 (the "2002
                                                                    10-K"), Exhibit 10.6.

10.6        Employment Agreement between WFC, Winton and            Incorporated by reference to the 2002 10-K, Exhibit 10.7.
            Gregory J. Bollin, dated July 1, 2002


10.7        Employment Agreement between WFC, Winton and            Incorporated by reference to the 2002 10-K, Exhibit 10.8.
            Jill M. Burke, dated July 1, 2002

10.8        Severance Agreement between Winton and Gregory
            P. Niesen, dated July 1, 2003

13          Portions of the Winton Financial Corporation
            2003  Annual Report to Shareholders

20          Proxy Statement for the 2004 Annual Meeting of          Incorporated by reference to the definitive Proxy
            Shareholders of Winton Financial Corporation            Statement for the 2004 Annual Meeting of Shareholders to
                                                                    be filed by WFC with the SEC on or about December 29, 2003.

21          Subsidiaries of the Registrant                          Incorporated by reference to the 2002 Form 10-K, Exhibit
                                                                    21.

23          Consent of Grant Thornton LLP regarding WFC's
            Consolidated Financial Statements and Forms S-8 for WFC's 1988 Stock Option Plan, 1999 Stock
            Option Plan and 401(k) Profit Sharing Plan

31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief
            Executive Officer

EXHIBIT
NUMBER       DESCRIPTION                                                      LOCATION
------       -----------                                                      --------
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief
            Financial Officer

32.1        Certification of Chief Executive Officer

32.2        Certification of Chief Financial Officer

99.1        Safe Harbor Under the Private Securities
            Litigation Reform Act of 1995