Form 10-Q
period 2003-12-31
WINTON FINANCIAL CORP
filed 2004-02-17
CIK 857907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes [ ] No [X]

As of February 12, 2004, the latest practicable date, 4,584,938 shares of the registrant's common stock, no par value, were issued and outstanding.

                          Winton Financial Corporation

                                      INDEX

                                                                        Page
                                                                        ----
PART I      -     FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition          3

                  Consolidated Statements of Earnings                     4

                  Consolidated Statements of Comprehensive
                    Income                                                5

                  Consolidated Statements of Cash Flows                   6

                  Notes to Consolidated Financial Statements              8

                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  12

PART II     -     OTHER INFORMATION                                      18

SIGNATURES                                                               20

ITEM 1 FINANCIAL STATEMENTS

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                           DECEMBER 31,     SEPTEMBER 30,
                                                                               2003             2003
                                                                           (Unaudited)
                    ASSETS

Cash and due from banks                                                     $   1,740         $   1,848
Interest-bearing deposits in other financial institutions                      12,922             7,648
                                                                            ---------         ---------
      Cash and cash equivalents                                                14,662             9,496
Investment securities available for sale - at market                           24,215            21,466
Mortgage-backed securities available for sale - at market                       4,006             2,103
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $3,653 and $4,204 at
  December 31, 2003 and September 30, 2003, respectively                        3,714             4,269
Loans receivable - net                                                        485,944           481,364
Loans held for sale - at lower of cost or market                                5,316             6,116
Office premises and equipment - at depreciated cost                             6,327             6,131
Real estate acquired through foreclosure                                          771               846
Federal Home Loan Bank stock - at cost                                          8,238             8,156
Accrued interest receivable                                                     2,553             2,571
Prepaid expenses and other assets                                                 694               786
Intangible assets - net of amortization                                            81                97
Prepaid federal income taxes                                                      123               501
                                                                            ---------         ---------

      Total assets                                                          $ 556,644         $ 543,902
                                                                            =========         =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                    $ 361,283         $ 354,296
Advances from the Federal Home Loan Bank                                      140,596           136,612
Other borrowed money                                                            3,400             2,000
Accounts payable on mortgage loans serviced for others                            382               401
Advance payments by borrowers for taxes and insurance                           3,552             2,433
Other liabilities                                                               2,062             2,459
Deferred federal income taxes                                                   1,540             1,479
                                                                            ---------         ---------
      Total liabilities                                                       512,815           499,680
Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                -                 -
  Common stock - 18,000,000 shares without par value authorized;
    4,603,884 and 4,592,884 shares issued at December 31, 2003 and
    September 30, 2003, respectively                                                -                 -
  Additional paid-in capital                                                   11,374            11,285
  Retained earnings                                                            33,617            33,213
  Treasury stock - 117,630 and 40,300 at December 31, 2003 and
    September 30, 2003, respectively - at cost                                 (1,534)             (529)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                  372               253
                                                                                              ---------
      Total shareholders' equity                                               43,829            44,222
                                                                            ---------         ---------

      Total liabilities and shareholders' equity                            $ 556,644         $ 543,902
                                                                            =========         =========

                          WINTON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     For the three months ended December 31,
                      (In thousands, except per share data)

                                                                                       2003           2002
                                                                                          (Unaudited)
Interest income
  Loans                                                                               $ 7,530        $ 7,966
  Mortgage-backed securities                                                               72             59
  Investment securities                                                                   159             83
  Interest-bearing deposits and other                                                      87            116
                                                                                      -------        -------
      Total interest income                                                             7,848          8,224

Interest expense
  Deposits                                                                              2,205          2,633
  Borrowings                                                                            1,728          1,750
                                                                                      -------        -------
      Total interest expense                                                            3,933          4,383
                                                                                      -------        -------

      Net interest income                                                               3,915          3,841

Provision for losses on loans                                                              75            155
                                                                                      -------        -------

      Net interest income after provision
        for losses on loans                                                             3,840          3,686

Other income
  Mortgage banking income                                                                 481            943
  Gain on sale of office premises                                                           -            243
  Gain on sale of investment securities designated as available for sale                    -             97
  Gain on sale of real estate acquired through foreclosure                                  2             23
  Other operating                                                                         187            175
                                                                                      -------        -------
      Total other income                                                                  670          1,481

General, administrative and other expense
  Employee compensation and benefits                                                    1,770          1,363
  Occupancy and equipment                                                                 428            272
  Data processing                                                                         120            113
  Franchise and local taxes                                                               134            100
  Amortization of intangible assets                                                        16             15
  Advertising                                                                             112             60
  Other operating                                                                         614            537
                                                                                      -------        -------
      Total general, administrative and other expense                                   3,194          2,460
                                                                                      -------        -------

      Earnings before income taxes                                                      1,316          2,707

Federal income taxes
  Current                                                                                 406            999
  Deferred                                                                                  -            (94)
                                                                                      -------        -------
      Total federal income taxes                                                          406            905
                                                                                      -------        -------

      NET EARNINGS                                                                    $   910        $ 1,802
                                                                                      =======        =======

      EARNINGS PER SHARE
        Basic                                                                         $   .20        $   .40
                                                                                      =======        =======

        Diluted                                                                       $   .20        $   .39
                                                                                      =======        =======

      DIVIDENDS PAID PER COMMON SHARE                                                 $0.1125        $0.1025
                                                                                      =======        =======

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     For the three months ended December 31,
                                 (In thousands)

                                                                         2003         2002
                                                                            (Unaudited)
Net earnings                                                           $   910       $ 1,802

Other comprehensive income (loss), net of taxes:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $61 and ($7)
    for 2003 and 2002, respectively                                        119           (14)

  Reclassification adjustment for realized gains included
    in earnings, net of taxes $33 for 2002                                   -           (64)
                                                                       -------       -------

Comprehensive income                                                   $ 1,029       $ 1,724
                                                                       =======       =======

Accumulated comprehensive income                                       $   372       $   262
                                                                       =======       =======

                          WINTON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the three months ended December 31,
                                 (In thousands)

                                                                                    2003            2002
                                                                                        (Unaudited)
Cash flows provided by (used in) operating activities:
  Net earnings for the period                                                     $    910         $  1,802
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                        23               10
    Amortization of deferred loan origination fees                                     (80)             (51)
    Depreciation and amortization                                                      173               94
    Amortization of intangible assets                                                   16               15
    Provision for losses on loans                                                       75              155
    Gain on sale of office premises                                                      -             (243)
    Gain on sale of securities designated as available for sale                          -              (97)
    Gain on sale of real estate acquired through foreclosure                            (2)             (23)
    Gain on sale of mortgage loans                                                    (399)            (931)
    Loans disbursed for sale in the secondary market                               (26,885)         (69,282)
    Proceeds from sale of loans in the secondary market                             28,084           79,379
    Federal Home Loan Bank stock dividends                                             (82)             (89)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                       18              287
      Prepaid expenses and other assets                                                 92               52
      Accounts payable on mortgage loans serviced for others                           (19)             (85)
      Other liabilities                                                               (397)            (414)
      Federal income taxes
        Current                                                                        378
                                                                                                        992
        Deferred                                                                         -              (94)
                                                                                  --------         --------
          Net cash provided by operating activities                                  1,905           11,477

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                   625              444
  Proceeds from maturity of investment securities                                    2,500            3,765
  Proceeds from sale of investment securities designated as
    available for sale                                                                   -            3,622
  Purchase of mortgage-backed securities available for sale                         (2,001)               -
  Purchase of investment securities designated as available for sale                (5,064)          (8,342)
  Loan principal repayments                                                         42,552           51,107
  Loan disbursements                                                               (47,127)         (61,135)
  Proceeds from sale of real estate acquired through foreclosure                        72              261
  Purchase of office premises and equipment                                           (364)            (478)
  Proceeds from sale of office premises                                                  -              366
                                                                                  --------         --------
          Net cash used in investing activities                                     (8,807)         (10,390)
                                                                                  --------         --------

          Net cash provided by (used in) operating and investing
            activities (balance carried forward)                                    (6,902)           1,087
                                                                                  --------         --------

                          WINTON FINANCIAL CORPORATION

                     For the three months ended December 31,
                                 (In thousands)

                                                                                         2003             2002
                                                                                              (Unaudited)
       Net cash provided by (used in) operating and investing
         activities (balance brought forward)                                         $ (6,902)         $  1,087

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                       6,987             1,233
  Repayments of Federal Home Loan Bank advances and
    other borrowings                                                                   (17,516)           (7,662)
  Proceeds from Federal Home Loan Bank advances and
    other borrowings                                                                    22,900            15,000
  Advances by borrowers for taxes and insurance                                          1,119               958
  Proceeds from issuance of shares under stock option plans                                 89                37
  Dividends paid on common stock                                                          (506)             (458)
  Purchase of treasury stock                                                            (1,005)                -
                                                                                      --------          --------
       Net cash provided by financing activities                                        12,068             9,108
                                                                                      --------          --------

Net increase in cash and cash equivalents                                                5,166            10,195

Cash and cash equivalents at beginning of period                                         9,496            11,965
                                                                                      --------          --------

Cash and cash equivalents at end of period                                            $ 14,662          $ 22,160
                                                                                      ========          ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                              $    636          $      -
                                                                                      ========          ========

    Interest on deposits and borrowings                                               $  3,968          $  4,406
                                                                                      ========          ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                              $    119          $    (78)
                                                                                      ========          ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                      $     76          $     89
                                                                                      ========          ========

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three-month periods ended December 31, 2003 and 2002

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2003. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 2003, is not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Winton Financial and its wholly-owned subsidiary, The Winton Savings and Loan Co. ("Winton Savings" or the "Company"). All significant intercompany items have been eliminated.

3        Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                  FOR THE THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                     2003            2002
Weighted-average common shares
  outstanding (basic)                             4,503,394       4,467,978
Dilutive effect of assumed exercise
  of stock options                                  152,973         131,314
                                                  ---------       ---------
Weighted-average common shares
  outstanding (diluted)                           4,656,367       4,599,292
                                                  =========       =========

         Options to purchase 125,500 and 140,500 shares of common stock, with a respective weighted-average exercise price of $13.25 and $13.21, were outstanding at December 31, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for those respective periods because their exercise prices were greater than the average market price of the common shares.

                          WINTON FINANCIAL CORPORATION

          For the three-month periods ended December 31, 2003 and 2002

4.       Stock Option Plans

         Shareholders of the Corporation have approved stock option plans that provide for the issuance of up to 1,498,165 common shares to be granted at the discretion of the Board of Directors. Under the 1988 Stock Option Plan, 649,680 common shares were reserved for issuance to directors, officers, and key employees of the Corporation and Winton Savings. At December 31, 2003, 274,630 options under the 1988 Plan were subject to exercise at the discretion of the grantees through fiscal 2008. The 1999 Stock Option Plan reserved 401,530 common shares for issuance to directors, officers, and key employees of the Corporation and Winton Savings. At December 31, 2003, 386,000 options under the 1999 Plan were subject to exercise at the discretion of the grantees through fiscal 2010, while 2,500 options were ungranted. The 2003 Stock Option Plan reserved 446,955 common shares for issuance to directors, officers and key employees of the Corporation and Winton Savings. At December 31, 2003, there were 347,485 shares ungranted under the 2003 Stock Option Plan. For the three months ended December 31, 2003, awards of 105,500 options were granted from the 1999 and 2003 Stock Option Plans.

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

         The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reported at the pro-forma amounts indicated below.

                                                    For the three months ended
                                                           December 31,
                                                       2003            2002

Net earnings (in thousands)       As reported          $910          $1,802
         Stock-based compensation, net of tax           166               -
                                                       ----          ------
                                    Pro-forma          $744          $1,802
                                                       ====          ======

Earnings per share
  Basic                           As reported          $.20          $  .40
         Stock-based compensation, net of tax          (.04)              -
                                                       ----          ------
                                    Pro-forma          $.16          $  .40
                                                       ====          ======

  Diluted                         As reported          $.20          $  .39
         Stock-based compensation, net of tax          (.04)              -
                                                       ----          ------
                                    Pro-forma          $.16          $  .39
                                                       ====          ======

                          WINTON FINANCIAL CORPORATION

          For the three-month periods ended December 31, 2003 and 2002

4.       Stock Option Plans (continued)

         The fair value of each option grant was estimated through a third-party stock valuation firm. The following assumptions were used for grants in fiscal 2004: dividend yield of 3.41%, expected volatility of 18.7% risk-free interest rate of 4.15% and an expected life of ten years.

         A summary of the status of the Corporation's stock option plans as of December 31, 2003 and September 30, 2003 and 2002, and changes during the periods ended on those dates is presented below:

                                              THREE MONTHS ENDED                     YEAR ENDED
                                                 DECEMBER 31,                       SEPTEMBER 30,
                                                    2003                    2003                   2002
                                                         WEIGHTED-              WEIGHTED-               WEIGHTED-
                                                          AVERAGE                AVERAGE                 AVERAGE
                                                         EXERCISE               EXERCISE                EXERCISE
                                             SHARES        PRICE     SHARES       PRICE     SHARES        PRICE

Outstanding at beginning of period           674,130     $  8.86     801,960     $8.33      831,000       $  8.23
Granted                                      105,500       13.00           -         -            -             -
Exercised                                    (11,000)       5.00    (127,830)     5.41      (27,040)         5.00
Forfeited                                     (2,500)       8.75           -         -       (2,000)        10.06
                                             -------     -------     -------     -----      -------       -------

Outstanding at end of period                 766,130     $  9.48     674,130     $8.86      801,960       $  8.33
                                             =======     =======     =======     =====      =======       =======

Options exercisable at period-end            766,130     $  9.48     674,130     $8.86      801,960       $  8.33
                                             =======     =======     =======     =====      =======       =======
Weighted-average fair value of
  options granted during the period                      $  2.38                 $   -                    $     -
                                                         =======                 =====                    =======

      The following information applies to options outstanding at December 31, 2003:

Number outstanding                                                  244,630
Range of exercise prices                                     $ 5.00 - $6.75
Number outstanding                                                  521,500
Range of exercise prices                                     $8.75 - $13.25
Weighted-average exercise price                              $         9.48
Weighted-average remaining contractual life                       4.8 years

5.       Critical Accounting Policies

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

                          WINTON FINANCIAL CORPORATION

          For the three-month periods ended December 31, 2003 and 2002

5.       Critical Accounting Policies (continued)

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

                          WINTON FINANCIAL CORPORATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of Winton Financial as of December 31, 2003, and the results of operations for the three-month period ended December 31, 2003 compared to the same period in the prior year. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area. Without limiting the foregoing, the following statements in this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

1. Management's analysis of the interest rate risk of Winton Savings;

2. Management's discussion of the liquidity of Winton Savings' assets and the regulatory capital of Winton Savings;

3. Management's determination of the amount and adequacy of the allowance for loan losses; and

4. Management's opinion as to the effects of recent accounting pronouncements.

Discussion of Financial Condition Changes from September 30, 2003 to December 31, 2003

The Corporation had total assets of $556.6 million at December 31, 2003, an increase of $12.7 million, or 2.3%, over the September 30, 2003 total. The increase in assets was comprised of a $5.2 million increase in cash and interest-bearing deposits, a $2.7 million increase in investment securities, an increase in mortgage-backed securities of $1.3 million, an increase in loans receivable, including loans held for sale of $3.8 million and an increase in office premises and equipment of $196,000. The growth in assets was funded primarily by an increase in deposits of $7.0 million, an increase in advances from the FHLB and other borrowings of $5.4 million, undistributed earnings of $404,000 and proceeds from the exercise of stock options of $89,000, which were partially offset by an acquisition of treasury stock totaling $1.0 million.

Investment securities totaled $24.2 million at December 31, 2003, an increase of $2.7 million, or 12.8%, over September 30, 2003 levels. The increase in investment securities resulted from purchases of $5.1 million, which were partially offset by sales, maturities and calls totaling $2.5 million. Purchases during the period were comprised of municipal securities and short-term U.S. Treasury and government agency securities.

Mortgage-backed securities totaled $7.7 million at December 31, 2003, an increase of $1.3 million, or 21.2%, over September 30, 2003. The growth during 2004 was due primarily to purchases of mortgage-backed securities totaling $2.0 million, which were partially offset by principal repayments of $625,000 during the period. The mortgage-backed purchases during the first quarter of fiscal 2004 consisted of adjustable rate mortgages guaranteed by FNMA and FHLMC.

Loans receivable totaled $491.3 million at December 31, 2003, an increase of $3.8 million, or 0.8%, compared to the September 30, 2003 total. Loan originations of $74.0 million exceeded principal repayments of $42.6 million and loan sales of $27.7 million during the period.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from September 30, 2003 to December 31, 2003 (continued)

The Company's allowance for loan losses totaled $2.3 million at December 31, 2003, an increase of $60,000, or 2.7%, over the total at September 30, 2003. At December 31, 2003, the allowance represented approximately .46% of the total loan portfolio and 67.3% of total nonperforming loans. Nonperforming loans totaled $3.5 million and $3.8 million at December 31, 2003 and September 30, 2003, respectively. At December 31, 2003, nonperforming loans were comprised of $839,000 of loans secured by one- to four-family residential real estate, $2.6 million of loans secured by nonresidential real estate, $15,000 in commercial loans and $18,000 in consumer loans. Nonperforming nonresidential loans consisted primarily of a $2.2 million loan collateralized by an office building and lot with a loan-to-value ratio of approximately 73%. At both December 31, 2003 and September 30, 2003, the ratio of total nonperforming loans to total loans amounted to .75%. Management believes all nonperforming loans are adequately collateralized and that there are no unreserved losses on such nonperforming loans at December 31, 2003. Although management believes that its allowance for loan losses at December 31, 2003 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Office premises and equipment increased by $196,000, or 3.2%, since September 30, 2003. The increase is due to the opening of a new branch office, relocation of another branch office and the expansion of the mortgage operations center, coupled with technology upgrades to the computer system.

Deposits totaled $361.3 million at December 31, 2003, an increase of $7.0 million, or 2.0%, over September 30, 2003 levels. Deposits increased during the three months ended December 31, 2003, due primarily to the opening of a new branch and management's continuing efforts to grow the portfolio through marketing and pricing strategies. Advances from the FHLB and other borrowings totaled $144.0 million at December 31, 2003, an increase of $5.4 million, or 3.9%, from September 30, 2003 levels. During the three months ended December 31, 2003, the Company borrowed $22.9 million from the FHLB, which was comprised of advances with an average term of 5.0 years and a weighted-average interest rate of 3.88%, offset by $17.5 million of such advances being repaid during the period.

Shareholders' equity totaled $43.8 million at December 31, 2003, a decrease of $393,000, or 0.9%, from September 30, 2003. The decrease resulted from the purchase of $1.0 million of treasury stock and dividends paid totaling $506,000 which together exceeded net earnings of $910,000, proceeds from exercise of options of $89,000 and an increase in unrealized gains available for sale securities of $119,000.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At December 31, 2003, the Company's regulatory capital exceeded such minimum capital requirements.

Comparison of Operating Results for the Three-Month Periods ended December 31, 2003 and 2002

General

The Corporation recorded net earnings for the three months ended December 31, 2003, totaling $910,000, a decrease of $892,000, or 49.5%, from the $1.8 million in net earnings recorded for the same period in 2002. The decrease in net earnings was comprised of a $811,000 decrease in other income and a $734,000 increase in general, administrative and other expense, which were partially offset by a $499,000 reduction in federal income taxes, an $80,000 decline in the provision for losses on loans and a $74,000 increase in net interest income.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended December 31, 2003 and 2002 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $7.6 million for the three months ended December 31, 2003, a decrease of $423,000, or 5.3%, compared to the same quarter in 2002. The decrease resulted primarily from a reduction in the weighted-average yield of 77 basis points, to 6.11% for the three months ended December 31, 2003, which was partially offset by an increase in the average balance outstanding of $31.3 million, or 6.7%, quarter to quarter.

Interest income on investment securities and interest-bearing deposits increased by $47,000, or 23.6%, for the three months ended December 31, 2003, compared to the same quarter in 2002, comprised of an increase of 2 basis points in the weighted-average yield, to 2.45% for the 2003 quarter and an increase of $7.5 million, or 22.8%, in the average balance outstanding quarter to quarter.

Interest expense on deposits decreased by $428,000, or 16.3%, for the three months ended December 31, 2003, compared to the same period in 2002. The decrease was primarily attributable to a 66 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $21.6 million, or 6.4%, increase in the average balance of deposits outstanding quarter to quarter. The weighted-average cost of deposits amounted to 2.47% and 3.13% for the three months ended December 31, 2003 and 2002, respectively.

Interest expense on borrowings decreased by $22,000, or 1.3%, during the three months ended December 31, 2003, compared to the same quarter in 2002, due primarily to a 67 basis point decrease in the weighted-average cost of borrowings, to 4.89% for the three months ended December 31, 2003, which was partially offset by a $15.6 million, or 12.4% increase in average balance of FHLB advances and other borrowings outstanding quarter to quarter. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $74,000, or 1.9%, to $3.9 million for the three months ended December 31, 2003, compared to the same quarter in 2002. The interest rate spread decreased by 10 basis points, to 2.69% for the three months ended December 31, 2003, and the net interest margin decreased 17 basis points to 2.91% for the three months ended December 31, 2003.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $75,000 provision for losses on loans during the quarter ended December 31, 2003, compared to a provision of $155,000 recorded in the 2002 period. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent loss factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended December 31, 2003 and 2002 (continued)

Provision for Losses on Loans (continued)

The following table sets forth information regarding the Company's delinquent loans, nonperforming assets and the allowance for loan losses.

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                  2003            2003
                                                                 (Dollars in thousands)
Loans delinquent
  30 to 89 days                                                 $ 8,585         $ 4,999
  90 or more days                                                 3,455           3,759
                                                                -------         -------

      Total delinquent loans                                    $12,040         $ 8,758
                                                                =======         =======

Loans accounted for on nonaccrual basis                         $ 3,023         $ 3,195
Loans greater than 90 days delinquent and still accruing            432             564
                                                                -------         -------
Total nonperforming loans                                         3,455           3,759
Real estate acquired through foreclosure                            771             846
                                                                -------         -------

      Total nonperforming assets                                $ 4,226         $ 4,605
                                                                =======         =======

Allowance for loan losses                                       $ 2,325         $ 2,265
                                                                =======         =======

Allowance for loan losses to total loans                           0.46%           0.45%
Allowance for loan losses to nonperforming loans                  67.29%          60.26%
Allowance for loan losses to nonperforming assets                 55.02%          49.19%
Nonperforming loans to total loans                                 0.75%           0.75%

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

Other Income

Other income totaled $670,000 for the three months ended December 31, 2003, a decrease of $811,000, or 54.8%, compared to the 2002 period, due primarily to a $462,0000, or 49.0%, decrease in mortgage banking income, the absence of $340,000 in non-recurring gains on the sale of office premises and investment securities and a $21,000 net decrease in gain on sale of real estate acquired through foreclosure. These decreases were partially offset by a $12,000, or 6.9%, gain in other operating income quarter to quarter. The decrease in mortgage banking income was due primarily to the decrease in sales volume quarter to quarter as interest rates increased from forty year historic lows. The increase in other operating income was primarily attributable to service charge fees on checking accounts and fee income from loan payoff and loan subordination charges.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended December 31, 2003 and 2002 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $3.2 million for the three months ended December 31, 2003, an increase of $734,000, or 29.8%, compared to the same period in 2002. The increase was due to increases in employee compensation and benefits of $407,000, or 29.9%, occupancy and equipment expense of $156,000, or 57.4%, other operating expense of $77,000, or 14.3%, advertising expenses of $52,000, or 86.7%, franchise tax expense of $34,000, or 34.0%, and data processing of $7,000, or 6.2%. Employee compensation and benefits increased primarily due to a reduction in deferred salary cost resulting from the decline in loan production, an increase in health insurance costs quarter to quarter and a $123,000 one-time supplemental retirement payment. The increase in occupancy and equipment expense resulted from the aforementioned opening and relocation of two branches, the expansion of the branch network and mortgage operation center plus technology upgrades to computer systems. The increase in advertising expense is due in large part to the launch of a new advertising campagin and the opening of a new branch. The increase in franchise tax and data processing was due to the Corporation's growth quarter to quarter. Increases in real estate owned expenses and professional fees primarily contributed to the increase in other operating expense quarter to quarter.

Federal Income Taxes

The provision for federal income taxes amounted to $406,000 for the three months ended December 31, 2003, a decrease of $499,000 or 55.1%, compared to the same period in 2002. The decrease was due to a reduction in earnings before taxes of $1.4 million, or 51.4%, coupled with the increase in non-taxable municipal bond interest income quarter to quarter. The effective tax rates were 30.9% and 33.4% for the three-month periods ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

Winton Savings maintains sufficient funds to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans.

At December 31, 2003, Winton Savings had $137.9 million of certificates of deposit maturing within one year. It has been the Company's historic experience that such certificates of deposit will be renewed at Winton Savings' market rates of interest. It is management's belief that maturing certificates of deposit over the next year will similarly be renewed at market rates of interest without a material adverse effect on results of operations.

In the event that certificates of deposit cannot be renewed at prevailing market rates, the Company can obtain additional advances from the FHLB of Cincinnati. At December 31, 2003, the Company had $140.6 million of outstanding FHLB advances, with the ability to borrow an additional $54.6 million. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market. As of December 31, 2003, the Company had $9.8 million in brokered deposits.

Winton Financial believes that the Company's liquidity posture at December 31, 2003, is adequate to meet outstanding loan commitments and other cash requirements.

                          WINTON FINANCIAL CORPORATION

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Corporation's disclosures regarding market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003.

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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On January 30, 2004, the Annual Meeting of Shareholders of Winton Financial Corporation was held. The following matters were voted upon by the shareholders, as follows:

         1) Three directors were nominated for re-election and were re-elected for terms expiring in 2006, pursuant to the following votes:

                  Robert E. Hoeweler     For:  3,619,679      Abstain:  111,414
                  Timothy M. Mooney      For:  3,619,662      Abstain:  111,431
                  J. Clay Stinnett       For:  3,619,162      Abstain:  111,931

         2) The ratification of the selection of Grant Thornton LLP as the auditors of Winton Financial for the current fiscal year.

                  For:  3,712,553        Against:  9,200      Abstain:  9,340

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

10.1                 Employment Agreement between WFC, Winton and Robert L.
                     Bollin, dated January 1, 2004.

10.2                 Employment Agreement between WFC, Winton and Gregory J.
                     Bollin, dated January 1, 2004.

10.3 Employment Agreement between WFC, Winton and Jill M. Burke, dated January 1, 2004.

10.4 Severance Agreement between Winton and Gregory P. Niesen, dated January 1, 2004.

31.1                 Written Statement of Chief Executive Officer furnished
                     Pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002, 18 U.S.C. Section 1350

31.2                 Written Statement of Chief Financial Officer furnished
                     Pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002, 18 U.S.C. Section 1350

32.1                 Written Statement of Chief Executive Officer furnished
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of
                     2002, 18 U.S.C. Section 1350

32.2                 Written Statement of Chief Financial Officer furnished
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of
                     2002, 18 U.S.C. Section 1350

                          Winton Financial Corporation
                               PART II (continued)

ITEM 6.  Exhibits and Reports on Form 8-K (continued)

            (b) Reports on Form 8-K:  On January 22, 2004, a Form 8-K was filed to report earnings for the quarter ended
                                      December 31, 2003.

                                      On December 22, 2003, a Form 8-K was filed to report the issuance of a press release regarding an announcement to employees of a cost reduction program due to a decline in loan originations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2004                  By: /s/Robert L. Bollin
                                             -------------------------------
                                             Robert L. Bollin
                                             President

Date: February 12, 2004                  By: /s/Jill M. Burke
                                             -------------------------------
                                             Jill M. Burke
                                             Chief Financial Officer