Form 10-Q
period 2004-03-31
WINTON FINANCIAL CORP
filed 2004-05-17
CIK 857907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [ ]     No [X]

As of May 14, 2004, the latest practicable date, 4,605,538 shares of the registrant's common stock, no par value, were issued and outstanding.

                          Winton Financial Corporation

                                      INDEX

                                                                            Page
                                                                            ----
PART I     -     FINANCIAL INFORMATION

                 Consolidated Statements of Financial Condition               3

                 Consolidated Statements of Earnings                          4

                 Consolidated Statements of Comprehensive Income              5

                 Consolidated Statements of Cash Flows                        6

                 Notes to Consolidated Financial Statements                   8

                 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12

PART II    -     OTHER INFORMATION                                           20

SIGNATURES                                                                   21

ITEM 1 FINANCIAL STATEMENTS

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                           MARCH 31,     SEPTEMBER 30,
                                                                             2004            2003
                                                                         (Unaudited)
                                ASSETS
Cash and due from banks                                                  $      2,073    $      1,848
Interest-bearing deposits in other financial institutions                       8,918           7,648
                                                                         ------------    ------------
        Cash and cash equivalents                                              10,991           9,496

Investment securities available for sale - at market                           15,273          21,466
Mortgage-backed securities available for sale - at market                       3,845           2,103
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $3,398 and $4,204 at
   March 31, 2004 and September 30, 2003, respectively                          3,451           4,269
Loans receivable - net                                                        489,193         481,364
Loans held for sale - at lower of cost or market                                5,891           6,116
Office premises and equipment - at depreciated cost                             6,711           6,131
Real estate acquired through foreclosure                                        1,247             846
Federal Home Loan Bank stock - at cost                                          8,320           8,156
Accrued interest receivable                                                     2,544           2,571
Prepaid expenses and other assets                                                 905             786
Intangible assets - net of amortization                                            66              97
Prepaid federal income taxes                                                      527             501
                                                                         ------------    ------------

        Total assets                                                     $    548,964    $    543,902
                                                                         ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                 $    365,342    $    354,296
Advances from the Federal Home Loan Bank                                      128,589         136,612
Other borrowed money                                                            3,000           2,000
Accounts payable on mortgage loans serviced for others                            429             401
Advance payments by borrowers for taxes and insurance                           2,360           2,433
Other liabilities                                                               1,733           2,459
Deferred federal income taxes                                                   1,773           1,479
                                                                         ------------    ------------
        Total liabilities                                                     503,226         499,680

Shareholders' equity
   Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                -               -
   Common stock - 18,000,000 shares without par value authorized;
    4,718,568 and 4,592,884 shares issued at March 31, 2004 and
    September 30, 2003, respectively                                                -               -
   Additional paid-in capital                                                  12,317          11,285
   Retained earnings                                                           34,561          33,213
   Treasury stock - 117,630 and 40,300 shares at March 31, 2004 and
    September 30, 2003, respectively - at cost                                 (1,534)           (529)
   Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                  394             253
                                                                         ------------    ------------
        Total shareholders' equity                                             45,738          44,222
                                                                         ------------    ------------

        Total liabilities and shareholders' equity                       $    548,964    $    543,902
                                                                         ============    ============

                          WINTON FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)

                                                                   SIX MONTHS ENDED          THREE MONTHS ENDED
                                                                      MARCH 31,                  MARCH 31,
                                                                  2004         2003          2004         2003
                                                                                   (Unaudited)
Interest income
  Loans                                                        $   14,964   $   15,594    $    7,434   $    7,628
  Mortgage-backed securities                                          144          134            72           75
  Investment securities                                               316          192           157          109
  Interest-bearing deposits and other                                 176          237            89          121
                                                               ----------   ----------    ----------   ----------
      Total interest income                                        15,600       16,157         7,752        7,933

Interest expense
  Deposits                                                          4,300        5,004         2,095        2,371
  Borrowings                                                        3,391        3,492         1,663        1,742
                                                               ----------   ----------    ----------   ----------
      Total interest expense                                        7,691        8,496         3,758        4,113
                                                               ----------   ----------    ----------   ----------

      Net interest income                                           7,909        7,661         3,994        3,820

Provision for losses on loans                                         150          305            75          150
                                                               ----------   ----------    ----------   ----------

      Net interest income after provision
       for losses on loans                                          7,759        7,356         3,919        3,670

Other income
  Mortgage banking income                                           1,028        1,740           547          797
  Gain on sale of office premises                                       -          243             -            -
  Gain on sale of investment securities designated
   as available for sale                                              252           97           252            -
  Gain on sale of real estate acquired through foreclosure              2           25             -            2
  Other operating                                                     408          358           221          183
                                                               ----------   ----------    ----------   ----------
      Total other income                                            1,690        2,463         1,020          982

General, administrative and other expense
  Employee compensation and benefits                                3,208        2,759         1,438        1,396
  Occupancy and equipment                                             852          601           424          329
  Data processing                                                     263          224           143          111
  Franchise taxes                                                     261          208           127          108
  Amortization of intangible assets                                    31           31            15           16
  Advertising                                                         209          124            97           64
  Other operating                                                   1,152        1,004           538          467
                                                               ----------   ----------    ----------   ----------
      Total general, administrative and other expense               5,976        4,951         2,782        2,491
                                                               ----------   ----------    ----------   ----------

      Earnings before income taxes                                  3,473        4,868         2,157        2,161
Federal income taxes
  Current                                                             882        1,673           475          674
  Deferred                                                            221          (54)          222           40
                                                               ----------   ----------    ----------   ----------
      Total federal income taxes                                    1,103        1,619           697          714
                                                               ----------   ----------    ----------   ----------

      NET EARNINGS                                             $    2,370   $    3,249    $    1,460   $    1,447
                                                               ==========   ==========    ==========   ==========

      EARNINGS PER SHARE
        Basic                                                  $     0.52   $     0.72    $     0.32   $     0.32
                                                               ==========   ==========    ==========   ==========

        Diluted                                                $     0.51   $     0.70    $     0.31   $     0.31
                                                               ==========   ==========    ==========   ==========

      Dividends per share                                      $   0.2250   $   0.2050    $   0.1125   $   0.1025
                                                               ==========   ==========    ==========   ==========

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                   SIX MONTHS ENDED          THREE MONTHS ENDED
                                                                      MARCH 31,                  MARCH 31,
                                                                  2004         2003          2004         2003
                                                                                   (Unaudited)
Net earnings                                                   $    2,370    $    3,249    $    1,460    $    1,447

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $158, $(13),
    $97 and $(6) for the respective periods                           307           (26)          188           (12)

  Reclassification adjustment for realized gains included
    in earnings, net of taxes of $86, $33 and $86, for the
    respective periods                                               (166)          (64)         (166)            -
                                                               ----------    ----------    ----------    ----------

Comprehensive income                                           $    2,511    $    3,159    $    1,482    $    1,435
                                                               ==========    ==========    ==========    ==========

Accumulated comprehensive income                               $      394    $      250    $      394    $      250
                                                               ==========    ==========    ==========    ==========

                          WINTON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the six months ended March 31,
                                 (In thousands)

                                                                                  2004            2003
                                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                 $      2,370    $      3,249
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investment and
      mortgage-backed securities                                                        44              11
    Amortization of deferred loan origination fees                                    (138)            (94)
    Depreciation and amortization                                                      342             198
    Amortization of intangible assets                                                   31              31
    Provision for losses on loans                                                      150             305
    Gain on sale of mortgage loans                                                    (979)         (1,670)
    Loans originated for sale in the secondary market                              (64,247)       (111,537)
    Proceeds from sale of loans in the secondary market                             65,451         134,475
    Gain on sale of office premises                                                      -            (243)
    Gain on sale of investments designated as available for sale                      (252)            (97)
    Gain on sale of real estate acquired through foreclosure                            (2)            (25)
    Federal Home Loan Bank stock dividends                                            (164)           (167)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                       27             201
      Prepaid expenses and other assets                                               (119)            (76)
      Accounts payable on mortgage loans serviced for others                            28            (128)
      Other liabilities                                                               (726)            673
      Federal income taxes
        Current                                                                        (26)            (85)
        Deferred                                                                       221             (54)
                                                                              ------------    ------------
          Net cash provided by operating activities                                  2,011          24,967

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities                                 1,070             721
  Purchase of mortgage-backed securities designated as available for sale           (2,001)         (2,000)
  Proceeds from maturity/calls of investment securities designated
    as available for sale                                                            5,000           6,315
  Proceeds from sale of securities designated as available for sale                  8,689           3,622
  Purchase of investment securities designated as available for sale                (7,067)        (12,299)
  Loan principal repayments                                                         77,326         106,521
  Loan disbursements                                                               (85,772)       (115,268)
  Proceeds from sale of loan participations                                            125               -
  Proceeds from sale of real estate acquired through foreclosure                        72             771
  Proceeds from sale of office premises and equipment                                    -             366
  Purchase of office premises and equipment                                           (913)         (1,138)
  Additions to real estate acquired through foreclosure                                  -            (160)
                                                                              ------------    ------------
          Net cash used in investing activities                                     (3,471)        (12,549)
                                                                              ------------    ------------

          Net cash provided by (used in) operating and investing
            activities (balance carried forward)                                    (1,460)         12,418
                                                                              ------------    ------------

                          WINTON FINANCIAL CORPORATION

                       For the six months ended March 31,
                                 (In thousands)

                                                                             2004            2003
                                                                                 (Unaudited)
          Net cash provided by (used in) operating and investing
            activities (balance brought forward)                         $     (1,460)   $     12,418

Cash flows from financing activities:
  Net increase in deposit accounts                                             11,046           1,808
  Repayments of Federal Home Loan Bank advances                               (61,923)        (14,253)
  Proceeds from Federal Home Loan Bank advances and other borrowings           54,900          15,000
  Advances by borrowers for taxes and insurance                                   (73)             46
  Proceeds from exercise of stock options                                       1,032             258
  Dividends paid on common stock                                               (1,022)           (919)
  Purchase of treasury stock                                                   (1,005)              -
                                                                         ------------    ------------
          Net cash provided by financing activities                             2,955           1,940
                                                                         ------------    ------------

Net increase in cash and cash equivalents                                       1,495          14,358

Cash and cash equivalents at beginning of period                                9,496          11,965
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $     10,991    $     26,323
                                                                         ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                                 $        635    $      1,695
                                                                         ============    ============

    Interest on deposits and borrowings                                  $      7,771    $      8,468
                                                                         ============    ============

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                 $        141    $        (90)
                                                                         ============    ============

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                         $        240    $        190
                                                                         ============    ============

  Transfers from loans to real estate acquired through foreclosure       $        480    $          -
                                                                         ============    ============

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the six- and three-month periods ended March 31, 2004 and 2003

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2003. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended March 31, 2004, is not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3        Earnings Per Share

         Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:

                                       FOR THE SIX MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                               MARCH 31,                          MARCH 31,
                                          2004          2003                2004              2003
Weighted-average common shares
  outstanding (basic)                  4,536,609      4,477,664          4,570,189         4,487,565
Dilutive effect of assumed exercise
  of stock options                       111,312        128,682            113,542           128,683
                                       ---------      ---------          ---------         ---------
Weighted-average common shares
  outstanding (diluted)                4,647,921      4,606,346          4,683,731         4,616,248
                                       =========      =========          =========         =========

         Options to purchase 155,500 shares of common stock with a weighted-average exercise price of $13.03 were outstanding at March 31, 2004, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          WINTON FINANCIAL CORPORATION

       For the six- and three-month periods ended March 31, 2004 and 2003


4.       Stock Option Plans

         Shareholders of the Corporation have approved stock option plans that provide for the issuance of up to 1,498,165 common shares to be granted at the discretion of the Board of Directors. Under the 1988 Stock Option Plan, 649,680 common shares were reserved for issuance to directors, officers and key employees of the Corporation and Winton Savings. At March 31, 2004, 179,446 options under the 1988 Plan were subject to exercise at the discretion of the grantees through fiscal 2008. The 1999 Stock Option Plan reserved 401,530 common shares for issuance to directors, officers and key employees of the Corporation and Winton Savings. At March 31, 2004, 372,530 options under the 1999 Plan were subject to exercise at the discretion of the grantees through fiscal 2010, while 2,500 options were ungranted. The 2003 Stock Option Plan reserved 446,955 common shares for issuance to directors, officers and key employees of the Corporation and Winton Savings. At March 31, 2004, there were 347,485 shares ungranted under the 2003 Stock Option Plan. For the three months ended March 31, 2003, awards of 105,500 options were granted from the 1999 and 2003 Stock Option Plans.

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

                                                            SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                MARCH 31,                    MARCH 31,
                                                           2004           2003          2004          2003
Net earnings (In thousands)             As reported     $   2,370      $   3,249     $   1,460     $   1,447
               Stock-based compensation, net of tax          (166)             -             -             -
                                                        ---------      ---------     ---------     ---------
                                          Pro-forma     $   2,204      $   3,249     $   1,460     $   1,447
                                                        =========      =========     =========     =========
Earnings per share
  Basic                                 As reported     $    0.52      $    0.72     $    0.32     $    0.32
               Stock-based compensation, net of tax         (0.04)             -             -             -
                                                        ---------      ---------     ---------     ---------
                                          Pro-forma     $    0.48      $    0.72     $    0.32     $    0.32
                                                        =========      =========     =========     =========
  Diluted                               As reported     $    0.51      $    0.70     $    0.31     $    0.31
               Stock-based compensation, net of tax         (0.04)             -             -             -
                                                        ---------      ---------     ---------     ---------
                                          Pro-forma     $    0.47      $    0.70     $    0.31     $    0.31
                                                        =========      =========     =========     =========

                          WINTON FINANCIAL CORPORATION

       For the six- and three-month periods ended March 31, 2004 and 2003

4.       Stock Option Plans (continued)

         The fair value of each option grant was estimated through a third-party stock valuation firm. The following assumptions were used for grants in fiscal 2004: dividend yield of 3.41%, expected volatility of 18.7% risk-free interest rate of 4.15% and an expected life of ten years.

         A summary of the status of the Corporation's stock option plans as of March 31, 2004 and September 30, 2003 and 2002, and changes during the periods ended on those dates is presented below:

                                            SIX MONTHS ENDED                          YEAR ENDED
                                                MARCH 31,                            SEPTEMBER 30,
                                                 2004                            2003                    2002
                                                      WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                       AVERAGE                  AVERAGE                 AVERAGE
                                                      EXERCISE                  EXERCISE                EXERCISE
                                          SHARES       PRICE        SHARES       PRICE      SHARES       PRICE
Outstanding at beginning of period        674,130    $      8.86    801,960    $    8.33    831,000    $    8.23
Granted                                   105,500          13.00          -            -          -            -
Exercised                                (125,684)          6.05   (127,830)        5.41    (27,040)        5.00
Forfeited                                  (2,500)          8.75          -            -     (2,000)       10.06
                                         --------    -----------   --------    ---------    -------    ---------
Outstanding at end of period              651,446    $     10.08    674,130    $    8.86    801,960    $    8.33
                                         ========    ===========   ========    =========    =======    =========
Options exercisable at period-end         651,446                   674,130    $    8.86    801,960    $    8.33
                                         ========    ===========   ========    =========    =======    =========
Weighted-average fair value of
  options granted during the period                  $      2.38               $       -               $       -
                                                     ===========               =========               =========


The following information applies to options outstanding at March 31, 2004:

Number outstanding                                          149,446
Exercise price                                       $         6.75
Number outstanding                                          502,000
Range of exercise prices                             $8.75 - $13.25
Weighted-average exercise price                      $        10.08
Weighted-average remaining contractual life               4.6 years

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

                          WINTON FINANCIAL CORPORATION

       For the six- and three-month periods ended March 31, 2004 and 2003


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

                          WINTON FINANCIAL CORPORATION

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of Winton Financial as of March 31, 2004, and the results of operations for the three-month and six-month periods ended March 31, 2004 compared to the same period in the prior year. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area. Without limiting the foregoing, the following statements in this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

1. Management's analysis of the interest rate risk of Winton Savings;

2. Management's discussion of the liquidity of Winton Savings' assets and the regulatory capital of Winton Savings;

3. Management's determination of the amount and adequacy of the allowance for loan losses; and

4. Management's opinion as to the effects of recent accounting pronouncements.

Discussion of Financial Condition Changes from September 30, 2003 to March 31, 2004

The Corporation had total assets of $549.0 million at March 31, 2004, an increase of $5.1 million, or 0.9%, over the September 30, 2003 total. The increase in assets was comprised of a $1.5 million increase in cash and interest-bearing deposits, an increase in mortgage-backed securities of $924,000, an increase in loans receivable, including loans held for sale of $7.6 million and an increase in office premises and equipment of $580,000. These increases were partially offset by a $6.2 million decline in investments available for sale. The growth in assets was funded primarily by an increase in deposits of $11.0 million, undistributed earnings of $1.3 million and proceeds from the exercise of stock options of $1.0 million, which were partially offset by a decrease in advances from the FHLB and other borrowings of $7.0 million and an acquisition of treasury stock totaling $1.0 million.

Investment securities totaled $15.3 million at March 31, 2004, a decrease of $6.2 million, or 28.9%, from September 30, 2003 levels. The decrease in investment securities resulted from sales, maturities and calls of $13.7 million, which were partially offset by purchases totaling $7.1 million. During the period, $8.2 million of municipal bonds with maturities ranging from 2009 to 2018 were sold to shorten the average life of the investment portfolio. Purchases during the period were comprised of municipal securities and short-term U.S. Treasury and government agency securities.

Mortgage-backed securities totaled $7.3 million at March 31, 2004, an increase of $924,000, or 14.5%, over September 30, 2003. The growth during 2004 was due primarily to purchases of mortgage-backed securities totaling $2.0 million, which were partially offset by principal repayments of $1.1 million during the period. The mortgage-backed securities purchases during the period consisted of adjustable rate mortgages guaranteed by FNMA and FHLMC.

Loans receivable totaled $495.1 million at March 31, 2004, an increase of $7.6 million, or 1.6%, compared to the September 30, 2003 total. Loan originations of $150.0 million exceeded principal repayments of $77.3 million and loan sales of $64.5 million during the period.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from September 30, 2003 to March 31, 2004 (continued)

The Company's allowance for loan losses totaled $2.4 million at March 31, 2004, an increase of $116,000, or 5.1%, over the total at September 30, 2003. At March 31, 2004, the allowance represented approximately 0.47% of the total loan portfolio and 58.1% of total nonperforming loans. Nonperforming loans totaled $4.1 million and $3.8 million at March 31, 2004 and September 30, 2003, respectively. At March 31, 2004, nonperforming loans were comprised of $769,000 of loans secured by one- to four-family residential real estate, $3.1 million of loans secured by nonresidential real estate, $238,000 in multi-family loans and $11,000 in consumer loans. Nonperforming nonresidential loans consisted primarily of a $2.2 million loan collateralized by an office building and lot with a loan-to-value ratio of approximately 73%. At March 31, 2004 and September 30, 2003, the ratio of total nonperforming loans to total loans amounted to 0.80% and 0.75%, respectively. Management believes all nonperforming loans are adequately collateralized and that there are no unreserved losses on such nonperforming loans at March 31, 2004. Although management believes that its allowance for loan losses at March 31, 2004 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Office premises and equipment increased by $580,000, or 9.5%, since September 30, 2003. The increase is due to expansion of the branch network system and the mortgage operations center coupled with technology upgrades to the computer system.

Deposits totaled $365.3 million at March 31, 2004, an increase of $11.0 million, or 3.1%, over September 30, 2003 levels. Deposits increased during the six months ended March 31, 2004, due primarily to the opening of a new branch and management's continuing efforts to grow the portfolio through marketing and pricing strategies. Advances from the FHLB and other borrowings totaled $131.6 million at March 31, 2004, a decrease of $7.0 million, or 5.1%, from September 30, 2003 levels. During the six months ended March 31, 2004, the Company repaid $61.9 million in advances from the FHLB and obtained new borrowings totaling $54.9 million. New FHLB borrowings during period consisted of $11.0 million in fixed rate advances with terms from 48 to 84 months, and $6.0 million of callable advances and daily cash management advances used for liquidity.

Shareholders' equity totaled $45.7 million at March 31, 2004, an increase of $1.5 million, or 3.4%, from September 30, 2003. The increase resulted from net earnings of $2.4 million, proceeds from exercise of options of $1.0 million and an increase in unrealized gains on available for sale securities of $141,000, all of which exceeded the purchase of treasury stock of $1.0 million and dividends paid totaling $1.0 million.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At March 31, 2004, the Company's regulatory capital exceeded such minimum capital requirements.

Comparison of Operating Results for the Three-Month Periods ended March 31, 2004 and 2003

General

The Corporation recorded net earnings for the three months ended March 31, 2004, totaling $1.5 million, an increase of $13,000, or 0.9%, from the $1.4 million in net earnings recorded for the same period in 2003. The increase in net earnings was comprised of a $174,000 increase in net interest income, a $75,000 decrease in the provision for losses on loans, a $38,000 increase in other income and a reduction in federal income tax expense of $17,000, all of which were partially offset by a $291,000 increase in general, administrative and other expenses.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended March 31, 2004 and 2003 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $7.5 million for the three months ended March 31, 2004, a decrease of $197,000, or 2.6%, compared to the same quarter in 2003. The decrease resulted primarily from a reduction in the weighted-average yield of 78 basis points, to 5.98% for the three months ended March 31, 2004, which was partially offset by an increase in the average balance outstanding of $46.2 million, or 10.1%, quarter to quarter.

Interest income on investment securities and interest-bearing deposits increased by $16,000, or 6.9%, for the three months ended March 31, 2004, compared to the same quarter in 2003, comprised of an increase of 55 basis points in the weighted-average yield, to 2.54% for the 2004 quarter which was partially offset by a decrease of $7.4 million, or 16.1%, in the average balance outstanding quarter to quarter. The yield increase in the 2004 quarter was due to a shift in balances from lower yielding interest-bearing deposits to longer term higher yield investment securities quarter over quarter.

Interest expense on deposits decreased by $276,000, or 11.6%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease was primarily attributable to a 53 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $29.4 million, or 8.8%, increase in the average balance of deposits outstanding quarter to quarter. The weighted-average cost of deposits amounted to 2.31% and 2.84% for the three months ended March 31, 2004 and 2003, respectively.

Interest expense on borrowings decreased by $79,000, or 4.5%, during the three months ended March 31, 2004, compared to the same quarter in 2003, due primarily to a 57 basis point decrease in the weighted-average cost of borrowings, to 4.75% for the three months ended March 31, 2004, which was partially offset by a $8.9 million, or 6.8% increase in average balance of FHLB advances and other borrowings outstanding quarter to quarter. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $174,000, or 4.6%, to $4.0 million for the three months ended March 31, 2004, compared to the same quarter in 2003. The interest rate spread decreased by 3 basis points, to 2.75% for the three months ended March 31, 2004, and the net interest margin decreased 9 basis points to 2.95% for the three months ended March 31, 2004.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $75,000 provision for losses on loans during the quarter ended March 31, 2004, compared to a provision of $150,000 recorded in the 2003 period. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent loss factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended March 31, 2004 and 2003 (continued)

Provision for Losses on Loans (continued)

The following table sets forth information regarding the Company's delinquent loans, nonperforming assets and the allowance for loan losses.

                                                                            MARCH 31,             SEPTEMBER 30,
                                                                              2004                       2003
                                                                                   (Dollars in thousands)
Loans delinquent
  30 to 89 days                                                             $  5,962                    $4,999
  90 or more days                                                              4,096                     3,759
                                                                            --------                    ------
         Total delinquent loans                                             $ 10,058                    $8,758
                                                                            ========                    ======
Loans accounted for on nonaccrual basis                                     $  2,311                    $3,195
Loans greater than 90 days delinquent and still accruing                       1,785                       564
                                                                            --------                    ------
Total nonperforming loans                                                      4,096                     3,759
Real estate acquired through foreclosure                                       1,247                       846
                                                                            --------                    ------
         Total nonperforming assets                                         $  5,343                    $4,605
                                                                            ========                    ======
Allowance for loan losses                                                   $  2,381                    $2,265
                                                                            ========                    ======
Allowance for loan losses to total loans                                        0.48%                     0.45%
Allowance for loan losses to nonperforming loans                               58.13%                    60.26%
Allowance for loan losses to nonperforming assets                              44.56%                    49.19%
Nonperforming loans to total loans                                              0.80%                     0.75%

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

Other Income

Other income totaled $1.0 million for the three months ended March 31, 2004, an increase of $38,000, or 3.9%, compared to the 2003 period, due primarily to a $252,000, increase in gains on sale of investments which were partially offset by a $250,000, or 31.4%, decline in mortgage banking income quarter to quarter. The decrease in mortgage banking income was due primarily to the decrease in sales volume quarter to quarter as interest rates increased from forty year historic lows. The $38,000, or 20.8%, increase in other operating income quarter to quarter was primarily attributable in service charge fees on checking accounts and fee income from loan payoff and loan subordination charges.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods ended March 31, 2004 and 2003 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.8 million for the three months ended March 31, 2004, an increase of $291,000, or 11.7%, compared to the same period in 2003. The increase was due to increases in employee compensation and benefits of $42,000, or 3.0%, occupancy and equipment expense of $95,000, or 28.9%, data processing expense of $32,000, or 28.8%, franchise tax expense of $19,000, or 17.6%, advertising expense of $33,000, or 51.6%, and other operating expenses of $71,000, or 15.2%. Employee compensation and benefits increased primarily due to a reduction in deferred salary cost resulting from the decline in loan production and an increase in health insurance costs quarter to quarter. The increase in occupancy and equipment expense resulted from the aforementioned expansion of the branch network and mortgage operation center plus technology upgrades to computer systems. The increase in franchise tax and data processing was due to the Corporation's growth quarter to quarter. Increases in communication and telephone expense and professional fees primarily contributed to the increase in other operating expense quarter to quarter.

Federal Income Taxes

The provision for federal income taxes amounted to $697,000 for the three months ended March 31, 2004, a decrease of $17,000 or 2.4%, compared to the same period in 2003. The decrease was due to a reduction in earnings before taxes of $4,000, or 0.2%, coupled with the increase in non-taxable municipal bond interest income quarter to quarter. The effective tax rates were 32.3% and 33.0% for the three-month periods ended March 31, 2004 and 2003, respectively.

Comparison of Operating Results for the Six-Month Periods ended March 31, 2004 and 2003

General

The Corporation recorded net earnings for the six months ended March 31, 2004, totaling $2.4 million, a decrease of $879,000, or 27.1%, from the $3.2 million in net earnings recorded for the same period in 2003. The decrease in net earnings was comprised of a $773,000 decrease in other income and a $1.0 million increase in general, administrative and other expense, which were partially offset by a $516,000 reduction in federal income taxes, a $155,000 decline in the provision for losses on loans and a $248,000 increase in net interest income.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $15.1 million for the six months ended March 31, 2004, a decrease of $620,000, or 3.9%, compared to the same period in 2003. The decrease resulted primarily from a reduction in the weighted-average yield of 78 basis points, to 6.04% for the six months ended March 31, 2004, which was partially offset by an increase in the average balance outstanding of $39.0 million, or 8.5%, period to period.

Interest income on investment securities and interest-bearing deposits increased by $63,000, or 14.7%, for the six months ended March 31, 2004, compared to the same period in 2003, comprised of an increase of 40 basis points in the weighted-average yield, to 2.54% for the 2004 quarter partially offset by a decrease of $1.4 million, or 3.5%, in the average balance outstanding period to period. The yield increase in the 2004 six month period was due to a shift to longer term investment securities during 2004.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods ended March 31, 2004 and 2003 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $704,000, or 14.1%, for the six months ended March 31, 2004, compared to the same period in 2003. The decrease was primarily attributable to a 60 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $25.3 million, or 7.5%, increase in the average balance of deposits outstanding period to period. The weighted-average cost of deposits amounted to 2.39% and 2.99% for the six months ended March 31, 2004 and 2003, respectively.

Interest expense on borrowings decreased by $101,000, or 2.9%, during the six months ended March 31, 2004, compared to the same quarter in 2003, due primarily to a 62 basis point decrease in the weighted-average cost of borrowings, to 4.84% for the six months ended March 31, 2004, which was partially offset by a $12.4 million, or 9.7% increase in average balance of FHLB advances and other borrowings outstanding period to period. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $248,000, or 3.2%, to $7.9 million for the six months ended March 31, 2004, compared to the same period in 2003. The interest rate spread decreased by 6 basis points, to 2.72% for the six months ended March 31, 2004, and the net interest margin decreased 12 basis points to 2.94 for the six months ended March 31, 2004.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $150,000 provision for losses on loans for the six months ended March 31, 2004, compared to a provision of $305,000 recorded in the 2003 period. The provision is based on an internal matrix, which evaluates reserves based upon delinquency levels, risk classification of credits and inherent loss factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

Other income totaled $1.7 million for the six months ended March 31, 2004, a decrease of $773,.000, or 31.4%, compared to the 2003 period, due primarily to a $712,000, or 40.9%, decrease in mortgage banking income, the absence of $243,000 in non-recurring gains on the sale of office premises and a $23,000 net decrease in gain on sale of real estate acquired through foreclosure. These decreases were partially offset by a $155,000, or 159.8%, increase in gain on sale of investment securities and a $50,000, or 14.0%, gain in other operating income period to period. The decrease in mortgage banking income was due primarily to the decrease in the volume of loan sales period to period as interest rates increased from forty year historic lows. The increase in other operating income was primarily attributable to increases in service charge fees on checking accounts and fee income from loan payoff and loan subordination charges.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods ended March 31, 2004 and 2003 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $6.0 million for the six months ended March 31, 2004, an increase of $1.0 million, or 20.7%, compared to the same period in 2003. The increase was due to increases in employee compensation and benefits of $449,000, or 16.3%, occupancy and equipment expense of $251,000, or 41.8%, other operating expense of $148,000, or 14.7%, advertising expenses of $85,000, or 68.5%, franchise tax expense of $53,000, or 25.5%, and data processing expense of $39,000, or 17.4%. Employee compensation and benefits increased primarily due to a reduction in deferred salary cost resulting from the decline in loan production, an increase in health insurance costs period to period and a $123,000 one-time supplemental retirement payment. The increase in occupancy and equipment expense resulted from the aforementioned expansion of the branch network and mortgage operation center plus technology upgrades to computer systems. The increase in franchise tax and data processing was due to the Corporation's growth period to period. Increases in real estate owned expenses, professional fees, communication and telephone expenses and non-deferred loan expenses primarily contributed to the increase in other operating expense period to period.

Federal Income Taxes

The provision for federal income taxes amounted to $1.1 million for the six months ended March 31, 2004, a decrease of $516,000 or 31.9%, compared to the same period in 2003. The decrease was due to a reduction in earnings before taxes of $1.4 million, or 28.7%, coupled with an increase in non-taxable municipal bond interest income for the six months ended March 31, 2004. The effective tax rates were 31.8% and 33.3% for the six-month periods ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Winton Savings maintains sufficient funds to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans.

In the event that certificates of deposit cannot be renewed at prevailing market rates, the Company can obtain additional advances from the FHLB of Cincinnati. At March 31, 2004, the Company had $128.6 million of outstanding FHLB advances, with the ability to borrow an additional $54.5 million. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market. As of March 31, 2004, the Company had $10.3 million in brokered deposits.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

The following table sets forth information regarding the Corporation's obligations and commitments to make future payments under contract as of March 31, 2004.

                                                                             PAYMENTS DUE BY PERIOD
                                                          LESS                                        MORE
                                                          THAN            1-3           3-5           THAN
                                                         1 YEAR          YEARS         YEARS        5 YEARS        TOTAL
                                                                                  (In thousands)
Contractual obligations:
  Operating lease obligations                           $     160      $     450     $     248     $      21     $     879
  Contracts to purchase office premises                        80              -             -             -            80
   Advances from the Federal Home Loan
    Bank and other borrowings                              59,500         30,000        36,000         6,089       131,589
  Certificates of deposit                                 148,796         88,011         9,997            23       246,827

Amount of commitments expiration per period
  Loans commitments to originate:
    Home equity lines of credit                            26,446              -             -             -        26,446
    Commercial lines of credit                              6,968              -             -             -         6,968
    One- to four-family and multi-family loans             41,473              -             -             -        41,473
    Non-residential real estate and land loans              7,932              -             -             -         7,932
  Commitments to sell loans in the secondary market       (19,374)             -             -             -       (19,374)
                                                        ---------      ---------     ---------     ---------     ---------
         Total contractual obligations                  $ 271,981      $ 118,461     $  46,245     $   6,133     $ 442,820
                                                        =========      =========     =========     =========     =========

Winton Financial believes that the Company's liquidity posture at March 31, 2004, is adequate to meet outstanding loan commitments and other cash requirements.

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

                          Winton Financial Corporation
                                     PART II

ITEM 1. Legal Proceedings

        Not applicable

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
        Securities

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

Date:        May 14, 2004                        By: /s/Robert L. Bollin
                                                     ---------------------------
                                                     Robert L. Bollin
                                                     President

Date:      May 14, 2004                          By: /s/Jill M. Burke
                                                     ---------------------------
                                                     Jill M. Burke
                                                     Chief Financial Officer