Form 10-Q
period 2004-06-30
WINTON FINANCIAL CORP
filed 2004-08-16
CIK 857907

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2004
                                ------------------------------------------------

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

Yes [ ]      No [X]

As of August 12, 2004, the latest practicable date, 4,605,538 shares of the registrant's common stock, no par value, were issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                                         JUNE 30,    SEPTEMBER 30,
         ASSETS                                                                              2004            2003
                                                                                      (Unaudited)
Cash and due from banks ..........................................................      $   2,203       $   1,848
Interest-bearing deposits in other financial institutions ........................          1,224           7,648
                                                                                        ---------       ---------
         Cash and cash equivalents ...............................................          3,427           9,496
Investment securities available for sale - at market .............................         14,813          21,466
Mortgage-backed securities available for sale - at market ........................          5,524           2,103
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $3,229 and $4,204 at June 30, 2004 and
  September 30, 2003, respectively ...............................................          3,251           4,269
Loans receivable - net ...........................................................        487,495         481,364
Loans held for sale - at lower of cost or market .................................         17,480           6,116
Office premises and equipment - at depreciated cost ..............................          6,858           6,131
Real estate acquired through foreclosure .........................................          1,228             846
Federal Home Loan Bank stock - at cost ...........................................          8,403           8,156
Accrued interest receivable ......................................................          2,568           2,571
Prepaid expenses and other assets ................................................          2,176             786
Intangible assets - net of amortization ..........................................             51              97
Prepaid federal income taxes .....................................................            470             501
                                                                                        ---------       ---------
         Total assets ............................................................      $ 553,744       $ 543,902
                                                                                        =========       =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits .........................................................................      $ 367,329       $ 354,296
Advances from the Federal Home Loan Bank .........................................        130,589         136,612
Other borrowed money .............................................................          4,500           2,000
Accounts payable on mortgage loans serviced for others ...........................            411             401
Advance payments by borrowers for taxes and insurance ............................          1,864           2,433
Other liabilities ................................................................          1,575           2,459
Deferred federal income taxes ....................................................          1,528           1,479
                                                                                        ---------       ---------
         Total liabilities .......................................................        507,796         499,680
Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued .............................................................             --              --
  Common stock - 18,000,000 shares without par value authorized;
    4,723,168 and 4,592,884 shares issued at June 30, 2004 and
    September 30, 2003, respectively .............................................             --              --
  Additional paid-in capital .....................................................         12,358          11,285
  Retained earnings ..............................................................         35,254          33,213
  Treasury stock - 117,630 and 40,300 shares at June 30, 2004 and
    September 30, 2003, respectively - at cost ...................................         (1,534)           (529)
  Accumulated comprehensive income (loss), unrealized gains (losses) on securities
    designated as available for sale, net of related tax effects .................           (130)            253
                                                                                        ---------       ---------
         Total shareholders' equity ..............................................         45,948          44,222
                                                                                        ---------       ---------
         Total liabilities and shareholders' equity ..............................      $ 553,744       $ 543,902
                                                                                        =========       =========

                          WINTON FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except per share data)


                                                                NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                                2004          2003           2004           2003
                                                                                 (Unaudited)
Interest income
  Loans ................................................      $ 22,329      $ 23,066       $  7,365      $  7,472
  Mortgage-backed securities ...........................           220           210             76            76
  Investment securities ................................           444           310            128           118
  Interest-bearing deposits and other ..................           268           357             92           120
                                                              --------      --------       --------      --------
         Total interest income .........................        23,261        23,943          7,661         7,786
Interest expense
  Deposits .............................................         6,382         7,292          2,082         2,288
  Borrowings ...........................................         5,000         5,199          1,609         1,707
                                                              --------      --------       --------      --------
         Total interest expense ........................        11,382        12,491          3,691         3,995
                                                              --------      --------       --------      --------
         Net interest income ...........................        11,879        11,452          3,970         3,791
Provision for losses on loans ..........................           225           455             75           150
                                                              --------      --------       --------      --------
         Net interest income after provision
           for losses on loans .........................        11,654        10,997          3,895         3,641
Other income
  Mortgage banking income ..............................         1,277         2,760            249         1,020
  Gain on sale of office premises ......................            --           282             --            39
  Gain on sale of investment securities ................           448            97            196            --
  Gain (loss) on sale of real estate acquired
    through foreclosure ................................            51             4             49           (21)
  Other operating ......................................           599           543            191           185
                                                              --------      --------       --------      --------
         Total other income ............................         2,375         3,686            685         1,223
General, administrative and other expense
  Employee compensation and benefits ...................         4,666         4,230          1,458         1,471
  Occupancy and equipment ..............................         1,291           947            439           346
  Data processing ......................................           393           336            130           112
  Franchise taxes ......................................           389           316            128           108
  Amortization of intangible assets ....................            46            46             15            15
  Advertising ..........................................           306           196             97            72
  Other operating ......................................         1,659         1,556            507           552
                                                              --------      --------       --------      --------
         Total general, administrative and other expense         8,750         7,627          2,774         2,676
                                                              --------      --------       --------      --------
         Earnings before income taxes ..................         5,279         7,056          1,806         2,188
Federal income taxes
  Current ..............................................         1,451         2,597            569           924
  Deferred .............................................           246          (259)            25          (205)
                                                              --------      --------       --------      --------
         Total federal income taxes ....................         1,697         2,338            594           719
                                                              --------      --------       --------      --------
         NET EARNINGS ..................................      $  3,582      $  4,718       $  1,212      $  1,469
                                                              ========      ========       ========      ========
         EARNINGS PER SHARE
           Basic .......................................      $    .78      $   1.05       $    .26      $    .33
                                                              ========      ========       ========      ========
           Diluted .....................................      $    .77      $   1.02       $    .26      $    .32
                                                              ========      ========       ========      ========
         Dividends per common share ....................      $  .3375      $  .3075       $  .1125      $  .1025
                                                              ========      ========       ========      ========

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                                  NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                                        JUNE 30,                    JUNE 30,
                                                                                   2004         2003           2004         2003
                                                                                                   (Unaudited)
Net earnings ..............................................................      $ 3,582       $ 4,718       $ 1,212       $ 1,469
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(45), $103, $(203) and $116 for the nine
    and three months ended June 30, 2004 and 2003, respectively ...........          (87)          200          (394)          226
  Reclassification adjustment for realized gains included in earnings, net of tax of $152, $33, and $67 for the respective
    periods ...............................................................         (296)          (64)         (129)           --
                                                                                 -------       -------       -------       -------
Comprehensive income ......................................................      $ 3,199       $ 4,854       $   689       $ 1,695
                                                                                 =======       =======       =======       =======
Accumulated comprehensive income (loss) ...................................      $  (130)      $   476       $   130       $   476
                                                                                 =======       =======       =======       =======

                          WINTON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                      2004            2003
                                                                                          (Unaudited)
Cash flows from operating activities:
  Net earnings for the period ................................................      $   3,582       $   4,718
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investments
      and mortgage-backed securities .........................................             79              28
    Amortization of deferred loan origination fees ...........................           (163)           (147)
    Depreciation .............................................................            533             311
    Amortization of intangible assets ........................................             46              46
    Provision for losses on loans ............................................            225             455
    Gain on sale of mortgage loans ...........................................         (1,285)         (2,620)
    Loans disbursed for sale in the secondary market .........................       (103,960)       (175,045)
    Proceeds from sale of loans in the secondary market ......................         93,881         194,307
    Gain on sale of real estate acquired through foreclosure .................            (51)             (4)
    Gain on sale of investment securities ....................................           (448)            (97)
    Gain on sale of office premises and equipment ............................             --            (282)
    Federal Home Loan Bank stock dividends ...................................           (247)           (247)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable ............................................              3             256
      Prepaid expenses and other assets ......................................         (1,390)           (216)
      Accounts payable on mortgage loans serviced for others .................             10            (151)
      Other liabilities ......................................................           (830)            257
      Federal income taxes
        Current ..............................................................             31             377
        Deferred .............................................................            246            (259)
                                                                                    ---------       ---------
         Net cash provided by (used in) operating activities .................         (9,738)         21,687
Cash flows from investing activities:
  Proceeds from maturity/calls of investment securities designated as
    available for sale .......................................................          7,000           9,315
  Proceeds from sale of investment securities designated as available for sale         10,914           3,622
  Purchase of investment securities designated as available for sale .........        (11,352)        (18,051)
  Purchase of mortgage-backed securities designated as available for sale ....         (4,009)         (2,014)
  Principal repayments on mortgage-backed securities .........................          1,486           1,059
  Loan principal repayments ..................................................        117,361         163,752
  Loan disbursements .........................................................       (124,193)       (174,835)
  Proceeds from sale of loan participations ..................................            125              --
  Proceeds from the sale of real estate acquired through foreclosure .........            115             797
  Purchase of office premises and equipment ..................................         (1,246)         (1,814)
  Proceeds from sale of office premises and equipment ........................             --             530
  Additions to real estate acquired through foreclosure ......................             --            (208)
                                                                                    ---------       ---------
         Net cash used in investing activities ...............................         (3,799)        (17,847)
                                                                                    ---------       ---------
         Net cash provided by (used in) operating and investing
           activities (balance carried forward) ..............................        (13,537)          3,840
                                                                                    ---------       ---------

                          WINTON FINANCIAL CORPORATION

                       For the nine months ended June 30,
                                 (In thousands)


                                                                                   2004           2003
                                                                                     (Unaudited)
         Net cash provided by (used in) operating and investing
           activities (balance brought forward) ...........................      $(13,537)      $  3,840
Cash flows from financing activities:
  Net increase in deposit accounts ........................................        13,033         11,311
  Proceeds from Federal Home Loan Bank advances ...........................        68,400         15,000
  Repayment of Federal Home Loan Bank advances ............................       (71,923)       (18,293)
  Advances by borrowers for taxes and insurance ...........................          (569)          (730)
  Proceeds from exercise of stock options .................................         1,073            683
  Dividends paid on common stock ..........................................        (1,541)        (1,386)
  Purchase of treasury stock ..............................................        (1,005)            --
                                                                                 --------       --------
         Net cash provided by financing activities ........................         7,468          6,585
                                                                                 --------       --------
Net increase (decrease) in cash and cash equivalents ......................        (6,069)        10,425
Cash and cash equivalents at beginning of period ..........................         9,496         11,965
                                                                                 --------       --------
Cash and cash equivalents at end of period ................................      $  3,427       $ 22,390
                                                                                 ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Federal income taxes ....................................................      $  1,136       $  2,041
                                                                                 ========       ========
    Interest on deposits and borrowings ...................................      $ 11,485       $ 12,540
                                                                                 ========       ========
Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure ........      $    514       $     47
                                                                                 ========       ========
  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects ............................................      $   (383)      $    136
                                                                                 ========       ========
  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140 ..........................................................      $    287       $    319
                                                                                 ========       ========

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended June 30, 2004 and 2003


1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Winton Financial Corporation ("Winton Financial" or the "Corporation") included in the Annual Report on Form 10-K for the year ended September 30, 2003. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3     Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plans. The computations are as follows:


                                          FOR THE NINE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                            2004           2003           2004           2003
Weighted-average common shares
  outstanding (basic)                    4,558,934      4,494,441      4,603,830      4,527,994
Dilutive effect of assumed exercise
  of stock options                         118,830        118,445        138,788        137,589
                                         ---------      ---------      ---------      ---------
Weighted-average common shares
  outstanding (diluted)                  4,677,764      4,612,886      4,742,618      4,665,583
                                         =========      =========      =========      =========

      Options to purchase 155,500 shares of common stock with a weighted-average exercise price of $13.03 were outstanding at June 30, 2004, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

                          WINTON FINANCIAL CORPORATION

       For the nine- and three-month periods ended June 30, 2004 and 2003


4.    Stock Option Plans

      Shareholders of the Corporation have approved stock option plans that provide for the issuance of up to 1,498,165 common shares to be granted at the discretion of the Board of Directors. Under the 1988 Stock Option Plan, 649,680 common shares were reserved for issuance to directors, officers and key employees of the Corporation and Winton Savings. At June 30, 2004, 174,846 options under the 1988 Plan were subject to exercise at the discretion of the grantees through fiscal 2008. The 1999 Stock Option Plan reserved 401,530 common shares for issuance to directors, officers and key employees of the Corporation and Winton Savings. At June 30, 2004, 372,530 options under the 1999 Plan were subject to exercise at the discretion of the grantees through fiscal 2010, while 2,500 options were ungranted. The 2003 Stock Option Plan reserved 446,955 common shares for issuance to directors, officers and key employees of the Corporation and Winton Savings. At June 30, 2004, 99,470 options under the 2003 Plan were subject to exercise at the discretion of grantees through fiscal 2013, while 347,485 remained ungranted. For the nine months ended June 30, 2004, awards of 105,000 options were granted from the 1999 and 2003 Stock Option Plans.

      The Corporation accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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


                                                      NINE MONTHS ENDED             THREE MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                    2004            2003           2004           2003

Net earnings (In thousands)     As reported      $   3,582       $   4,718      $   1,212      $   1,469
       Stock-based compensation, net of tax           (166)             --             --             --
                                                 ---------       ---------      ---------      ---------

                                  Pro-forma      $   3,416       $   4,718      $   1,212      $   1,469
                                                 =========       =========      =========      =========
Earnings per share
   Basic                        As reported      $    0.78       $    1.05      $    0.26      $    0.33
       Stock-based compensation, net of tax          (0.04)             --             --             --
                                                 ---------       ---------      ---------      ---------


                                  Pro-forma      $    0.74       $    1.05      $    0.26      $    0.33
                                                 =========       =========      =========      =========

   Diluted                      As reported      $    0.77       $    1.02      $    0.26      $    0.32
       Stock-based compensation, net of tax          (0.04)             --             --             --
                                                 ---------       ---------      ---------      ---------


                                  Pro-forma      $    0.73       $    1.02      $    0.26      $    0.32
                                                 =========       =========      =========      =========

                          WINTON FINANCIAL CORPORATION

        For the six- and three-month periods ended June 30, 2004 and 2003


4.    Stock Option Plans (continued)

      The fair value of each option grant was estimated through a third-party stock valuation firm. The following assumptions were used for grants in fiscal 2004: dividend yield of 3.41%, expected volatility of 18.7% risk-free interest rate of 4.15% and an expected life of ten years.

      A summary of the status of the Corporation's stock option plans as of June 30, 2004 and September 30, 2003 and 2002, and changes during the periods ended on those dates is presented below:


                                                SIX MONTHS ENDED                                  YEAR ENDED
                                                    JUNE 30,                                     SEPTEMBER 30,
                                                     2004                              2003                        2002
                                                           WEIGHTED-                        WEIGHTED-                     WEIGHTED-
                                                             AVERAGE                          AVERAGE                       AVERAGE
                                                            EXERCISE                         EXERCISE                      EXERCISE
                                            SHARES             PRICE          SHARES            PRICE       SHARES            PRICE
Outstanding at beginning of period           674,130     $      8.86          801,960     $      8.33       831,000     $      8.23
Granted                                      105,500           13.00               --              --            --              --
Exercised                                   (130,284)           6.05         (127,830)           5.41       (27,040)           5.00
Forfeited                                     (2,500)           8.75               --              --        (2,000)          10.06
                                         -----------     -----------      -----------     -----------   -----------     -----------

Outstanding at end of period                 646,846     $     10.10          674,130     $      8.86       801,960     $      8.33
                                         ===========     ===========      ===========     ===========   ===========     ===========

Options exercisable at period-end            646,846                          674,130     $      8.86       801,960     $      8.33
                                         ===========                      ===========     ===========   ===========     ===========
Weighted-average fair value of
  options granted during the period                      $      2.38                      $        --                   $        --
                                                         ===========                      ===========                   ===========

      The following information applies to options outstanding at June 30, 2004:

      Number outstanding                                                  144,846
      Exercise price                                                        $6.75
      Number outstanding                                                  502,000
      Range of exercise prices                                       $8.75-$13.25
      Weighted-average exercise price                                      $10.10
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

                          WINTON FINANCIAL CORPORATION

       For the nine- and three-month periods ended June 30, 2004 and 2003


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

                          WINTON FINANCIAL CORPORATION

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of Winton Financial as of June 30, 2004, and the results of operations for the three-month and nine-month periods ended June 30, 2004 compared to the same periods in the prior year. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Winton Financial's operations and Winton Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in Winton Financial's general market area. Without limiting the foregoing, the following statements in this discussion and analysis are forward-looking and are, therefore, subject to such risks and uncertainties:

1. Management's analysis of the interest rate risk of Winton Savings;

2. Management's discussion of the liquidity of Winton Savings' assets and the regulatory capital of Winton Savings;

3. Management's determination of the amount and adequacy of the allowance for loan losses; and

4. Management's opinion as to the effects of recent accounting pronouncements.


Discussion of Financial Condition Changes from September 30, 2003 to June 30,
2004

The Corporation had total assets of $553.7 million at June 30, 2004, an increase of $9.8 million, or 1.8%, over the September 30, 2003 total. The increase in assets was comprised of a $2.4 million increase in mortgage-backed securities, an increase in loans receivable, including loans held for sale of $17.5 million and an increase in office premises and equipment of $727,000. These increases were partially offset by a $6.7 million decline in investments available for sale and a $6.1 million decline in cash and interest bearing deposits. The growth in assets was funded primarily by an increase in deposits of $13.0 million, undistributed earnings of $2.0 million and proceeds from the exercise of stock options of $1.1 million, which were partially offset by a decrease in advances from the FHLB and other borrowings of $3.5 million and an acquisition of 77,330 shares of treasury stock for a total purchase price of $1.0 million.

Investment securities totaled $14.8 million at June 30, 2004, a decrease of $6.7 million, or 31.0%, from September 30, 2003 levels. The decrease in investment securities resulted from sales, maturities and calls of $17.9 million, which were partially offset by purchases totaling $11.4 million. During the period, $8.2 million of municipal bonds with maturities ranging from 2009 to 2018 were sold to shorten the average life of the investment portfolio. Purchases during the period were comprised of municipal securities and short-term U.S. Treasury and government agency securities.

Mortgage-backed securities totaled $8.8 million at June 30, 2004, an increase of $2.4 million, or 37.7%, over September 30, 2003. The growth during 2004 was due primarily to purchases of mortgage-backed securities totaling $4.0 million, which were partially offset by principal repayments of $1.5 million during the period. The mortgage-backed securities purchased during the period consisted of adjustable rate mortgages guaranteed by GNMA, FNMA and FHLMC.

Loans receivable totaled $505.0 million at June 30, 2004, an increase of $17.5 million, or 3.6%, compared to the September 30, 2003 total. Loan originations of $228.2 million exceeded principal repayments of $117.4 million and net loan sales of $92.6 million during the period.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from September 30, 2003 to June 30, 2004 (continued)

The Company's allowance for loan losses totaled $2.4 million at June 30, 2004, an increase of $116,000, or 5.1%, over the total at September 30, 2003. At June 30, 2004, the allowance represented approximately .46% of the total loan portfolio and 54.6% of total nonperforming loans. Nonperforming loans totaled $4.4 million and $3.8 million at June 30, 2004 and September 30, 2003, respectively. At June 30, 2004, nonperforming loans were comprised of $983,000 of loans secured by one- to four-family residential real estate, $2.3 million of loans secured by nonresidential real estate, $929,000 in multi-family loans and $149,000 in consumer loans. Nonperforming nonresidential loans consisted primarily of a $2.2 million loan collateralized by an office building and lot with a loan-to-value ratio of approximately 73%. At June 30, 2004 and September 30, 2003, the ratio of total nonperforming loans to total loans amounted to 0.86% and 0.75%, respectively. Management believes all nonperforming loans are adequately collateralized and that there are no unreserved losses on such nonperforming loans at June 30, 2004. Although management believes that its allowance for loan losses at June 30, 2004 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect Winton Financial's results of operations.

Office premises and equipment increased by $727,000, or 11.9%, since September 30, 2003. The increase is due to expansion of the branch network system and the mortgage operations center coupled with technology upgrades to the computer system.

Deposits totaled $367.3 million at June 30, 2004, an increase of $13.0 million, or 3.7%, over September 30, 2003 levels. Deposits increased during the nine months ended June 30, 2004, due primarily to the opening of a new branch and management's continuing efforts to grow the portfolio through marketing and pricing strategies. Advances from the FHLB and other borrowings totaled $135.1 million at June 30, 2004, a decrease of $3.5 million, or 2.5%, from September 30, 2003 levels. During the nine months ended June 30, 2004, the Company repaid $71.9 million in advances from the FHLB and obtained new borrowings totaling $68.4 million.

Shareholders' equity totaled $45.9 million at June 30, 2004, an increase of $1.7 million, or 3.9%, from September 30, 2003. The increase resulted from net earnings of $3.6 million, proceeds from exercise of options of $1.1 million which exceeded the purchase of treasury stock of $1.0 million, dividends paid totaling $1.5 million and a decrease in unrealized gains on investment securities designated as available for sale of $383,000.

The Company is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At June 30, 2004, the Company's regulatory capital exceeded such minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods ended June 30, 2004 and 2003

General

The Corporation recorded net earnings for the three months ended June 30, 2004, totaling $1.2 million, a decrease of $257,000, or 17.5%, from the $1.5 million in net earnings recorded for the same period in 2003. The decrease in net earnings was a result of a $538,000, or 44.0%, decline in other operating income and a $98,000, or 3.7%, increase in general administrative and other expense, which were partially offset by a $179,000, or 4.7%, increase in net interest income, a $75,000, or 50.0%, decline in the provisions for losses on loans and a $125,000, or 17.4%, decline in provision for federal income taxes.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2004 and 2003 (continued)

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $7.4 million for the three months ended June 30, 2004, a decrease of $107,000, or 1.4%, compared to the same quarter in 2003. The decrease resulted primarily from a reduction in the weighted-average yield of 83 basis points, to 5.78% for the three months ended June 30, 2004, which was partially offset by an increase in the average balance outstanding of $52.9 million, or 11.6%, quarter to quarter.

Interest income on investment securities and interest-bearing deposits decreased by $18,000, or 7.6%, for the three months ended June 30, 2004, compared to the same quarter in 2003, and was comprised of a decrease of $16.3 million, or 35.2%, in the average balance outstanding quarter to quarter which was partially offset by an 88 basis point increase in weighted-average yield to 2.93%. The yield increase in the 2004 quarter was due to a shift in balances from lower yielding interest-bearing deposits to higher yield investment securities quarter over quarter.

Interest expense on deposits decreased by $206,000, or 9.0%, for the three months ended June 30, 2004, compared to the same period in 2003. The decrease was primarily attributable to a 44 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $29.0 million, or 8.5%, increase in the average balance of deposits outstanding quarter to quarter. The weighted-average cost of deposits amounted to 2.26% and 2.70% for the three months ended June 30, 2004 and 2003, respectively.

Interest expense on borrowings decreased by $98,000, or 5.7%, during the three months ended June 30, 2004, compared to the same quarter in 2003, due primarily to a 60 basis point decrease in the weighted-average cost of borrowings, to 4.81% for the three months ended June 30, 2004, which was partially offset by a $7.6 million, or 6.0% increase in average balance of FHLB advances and other borrowings outstanding quarter to quarter. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $179,000, or 4.7%, to $4.0 million for the three months ended June 30, 2004, compared to the same quarter in 2003. The interest rate spread decreased by 3 basis points, to 2.73% for the three months ended June 30, 2004, and the net interest margin decreased 7 basis points to 2.94% for the three months ended June 30, 2004.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $75,000 provision for losses on loans during the quarter ended June 30, 2004, compared to a provision of $150,000 recorded in the 2003 period. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent loss factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2004 and 2003 (continued)

Provision for Losses on Loans (continued)

The following table sets forth information regarding the Company's delinquent loans, nonperforming assets and the allowance for loan losses.

                                                                  JUNE 30,   SEPTEMBER 30,
                                                                      2004            2003
                                                                  (Dollars in thousands)
Loans delinquent
  30 to 89 days                                                     $7,493         $4,999
  90 or more days                                                    1,142          3,759
                                                                    ------         ------

      Total delinquent loans                                        $8,635         $8,758
                                                                    ======         ======

Loans accounted for on nonaccrual basis                             $3,219         $3,195
Loans greater than 90 days delinquent and still accruing             1,142            564
                                                                    ------         ------
Total nonperforming loans                                            4,361          3,759
Real estate acquired through foreclosure                             1,228            846
                                                                    ------         ------

      Total nonperforming assets                                    $5,589         $4,605
                                                                    ======         ======

Allowance for loan losses                                           $2,381         $2,265
                                                                    ======         ======

Allowance for loan losses to total loans                              0.46%          0.45%
Allowance for loan losses to nonperforming loans                     54.60%         60.26%
Allowance for loan losses to nonperforming assets                    42.60%         49.19%
Nonperforming loans to total loans                                    0.86%          0.75%

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

Other Income

Other income totaled $685,000 for the three months ended June 30, 2004, a decrease of $538,000, or 44.0%, compared to the 2003 period, due primarily to a $771,000, or 75.6%, decline in mortgage banking income and a $39,000 decline in a non-recurring gain on sale of office premises. These decreases were partially offset by a $196,000 gain on investment securities designated as available for sale, a $70,000 net change quarter to quarter in gain on sale of real estate acquired through foreclosure and a $6,000 increase in other operating income. The decrease in mortgage banking income was due primarily to the decrease in sales volume quarter to quarter as interest rates increased from forty year historic lows.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods ended June 30, 2004 and 2003 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $2.8 million for the three months ended June 30, 2004, an increase of $98,000, or 3.7%, compared to the same period in 2003. The increase was due to increases in occupancy and equipment expense of $93,000, or 26.9%, data processing expense of $18,000, or 16.1%, franchise tax expense of $20,000, or 18.5%, and advertising expense of $25,000, or 34.7%, which were partially offset by a decrease in other operating expense of 45,000, or 8.2%, and employee compensation and benefits of $13,000, or 0.9%. The increase in occupancy and equipment expense resulted from expansion of the branch network and mortgage operation center plus technology upgrades to computer systems. The increase in franchise tax and data processing was due to the Corporation's growth quarter to quarter.

Federal Income Taxes

The provision for federal income taxes amounted to $594,000 for the three months ended June 30, 2004, a decrease of $125,000, or 17.4%, compared to the same period in 2003. The decrease was due to a reduction in earnings before taxes of $382,000, or 17.5%. The effective tax rates were 32.9% and 32.9% for the three-month periods ended June 30, 2004 and 2003, respectively.


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2004 and 2003

General

The Corporation recorded net earnings for the nine months ended June 30, 2004, totaling $3.6 million, a decrease of $1.1 million, or 24.1%, from the $4.7 million in net earnings recorded for the same period in 2003. The decrease in net earnings was comprised of a $1.3 million decrease in other income and a $1.1 million increase in general, administrative and other expense, which were partially offset by a $641,000 reduction in federal income taxes, a $230,000 decline in the provision for losses on loans and a $427,000 increase in net interest income.

Net Interest Income

Interest income on loans and mortgage-backed securities totaled $22.5 million for the nine months ended June 30, 2004, a decrease of $727,000, or 3.1%, compared to the same period in 2003. The decrease resulted primarily from a reduction in the weighted-average yield of 77 basis points, to 5.97% for the nine months ended June 30, 2004, which was partially offset by an increase in the average balance outstanding of $43.4 million, or 9.4%, period to period.

Interest income on investment securities and interest-bearing deposits increased by $45,000, or 6.7%, for the nine months ended June 30, 2004, compared to the same period in 2003, was comprised of an increase of 49 basis points in the weighted-average yield, to 2.65% for the 2004 period partially offset by a decrease of $5.3 million, or 12.8%, in the average balance outstanding period to period. The yield increase in the 2004 nine month period was due to a shift to longer term investment securities during 2004.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2004 and 2003 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $910,000, or 12.5%, for the nine months ended June 30, 2004, compared to the same period in 2003. The decrease was primarily attributable to a 55 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $26.2 million, or 7.2%, increase in the average balance of deposits outstanding period to period. The weighted-average cost of deposits amounted to 2.34% and 2.89% for the nine months ended June 30, 2004 and 2003, respectively.

Interest expense on borrowings decreased by $199,000, or 3.8%, during the nine months ended June 30, 2004, compared to the same quarter in 2003, due primarily to a 64 basis point decrease in the weighted-average cost of borrowings, to 4.81% for the nine months ended June 30, 2004, which was partially offset by a $11.2 million, or 8.8% increase in average balance of FHLB advances and other borrowings outstanding period to period. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $427,000, or 3.7%, to $11.9 million for the nine months ended June 30, 2004, compared to the same period in 2003. The interest rate spread decreased by 6 basis points, to 2.72% for the nine months ended June 30, 2004, and the net interest margin decreased 11 basis points to
2.94 for the nine months ended June 30, 2004.

Provision for Losses on Loans

Winton Savings charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $225,000 provision for losses on loans for the nine months ended June 30, 2004, compared to a provision of $455,000 recorded in the 2003 period. The provision is based on an internal matrix, which evaluates reserves based upon delinquency levels, risk classification of credits and inherent loss factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

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

Other Income

Other income totaled $2.4 million for the nine months ended June 30, 2004, a decrease of $1.3 million, or 35.6%, compared to the 2003 period, due primarily to a $1.5 million, or 53.7%, decrease in mortgage banking income and the absence of $282,000 in non-recurring gains on the sale of office premises. These decreases were partially offset by a $351,000, or 361.9%, increase in gain on sale of investment securities, a $56,000, or 10.3%, gain in other operating income period to period and a net increase of $47,000 in gain on sale of real estate acquired through foreclosure. The decrease in mortgage banking income was due primarily to the decrease in the volume of loan sales period to period as interest rates increased from forty year historic lows. The increase in other operating income was primarily attributable to increases in service charge fees on checking accounts and fee income from loan payoff and loan subordination charges.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods ended June 30, 2004 and 2003 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $8.8 million for the nine months ended June 30, 2004, an increase of $1.1 million, or 14.7%, compared to the same period in 2003. The increase was due to increases in employee compensation and benefits of $436,000, or 10.3%, occupancy and equipment expense of $344,000, or 36.3%, advertising expenses of $110,000, or 56.1%, franchise tax expense of $73,000, or 23.1%, other operating expense of $103,000, or 6.6% and data processing expense of $57,000, or 17.0%. Employee compensation and benefits increased primarily due to a reduction in deferred salary cost resulting from the decline in loan production, an increase in health insurance costs period to period and a $123,000 one-time supplemental retirement payment. The increase in occupancy and equipment expense resulted from the aforementioned expansion of the branch network and mortgage operation center plus technology upgrades to computer systems. The increase in franchise tax and data processing was due to the Corporation's growth period to period. Increases in real estate owned expenses, professional fees, communication and telephone expenses and non-deferred loan expenses primarily contributed to the increase in other operating expense period to period.

Federal Income Taxes

The provision for federal income taxes amounted to $1.7 million for the nine months ended June 30, 2004, a decrease of $641,000, or 27.4%, compared to the same period in 2003. The decrease was due to a reduction in earnings before taxes of $1.8 million, or 25.2%, coupled with an increase in non-taxable municipal bond interest income for the nine months ended June 30, 2004. The effective tax rates were 32.2% and 33.1% for the nine-month periods ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Winton Savings maintains sufficient funds to meet deposit withdrawals, loan commitments and expenses. Control of the Company's cash flow requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans.

In the event that certificates of deposit cannot be renewed at prevailing market rates, the Company can obtain additional advances from the FHLB of Cincinnati. At June 30, 2004, the Company had $130.6 million of outstanding FHLB advances, with the ability to borrow an additional $71.0 million. The Company has also utilized brokered deposits as a supplement to its local deposits when such funds are attractively priced in relation to the local market. As of June 30, 2004, the Company had $9.7 million in brokered deposits.

                          WINTON FINANCIAL CORPORATION

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


Liquidity and Capital Resources (continued)

The following table sets forth information regarding the Corporation's obligations and commitments to make future payments under contract as of June 30, 2004.


                                                                           PAYMENTS DUE BY PERIOD
                                                           LESS                                          MORE
                                                           THAN             1-3           3-5            THAN
                                                          1 YEAR           YEARS         YEARS          5 YEARS         TOTAL
                                                                                    (In thousands)
Contractual obligations:
  Operating lease obligations                            $     260       $     402      $     111      $      21      $     794
   Advances from the Federal Home Loan
    Bank and other borrowings                               38,000          27,500         32,500         37,089        135,089
  Certificates of deposit                                  153,971          88,221          5,986             23        248,201

Amount of commitments expiration per period
  Loans commitments to originate:
    Home equity lines of credit                             23,718              --             --             --         23,718
    Commercial lines of credit                              11,202              --             --             --         11,202
    One- to four-family and multi-family loans              51,078              --             --             --         51,078
    Non-residential real estate and land loans               1,442              --             --             --          1,442
  Commitments to sell loans in the secondary market        (17,532)             --             --             --        (17,532)
                                                         ---------       ---------      ---------      ---------      ---------

         Total contractual obligations                   $ 262,139       $ 116,123      $  38,597      $  37,133      $ 453,992
                                                         =========       =========      =========      =========      =========

Winton Financial believes that the Company's liquidity posture at June 30, 2004, is adequate to meet outstanding loan commitments and other cash requirements.


ITEM 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


There have been no material changes in the Corporation's disclosures regarding market risk since the Corporation's Form 10-K was filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003.

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

During the quarter ended June 30, 2004, there were no significant changes in the Corporation's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, these controls.

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

              31.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350

              31.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350

              32.1 Written Statement of Chief Executive Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350

              32.2 Written Statement of Chief Financial Officer furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350

         (b)  Reports on Form 8-K:  On April 19, 2004, a Form 8-K was filed to report earnings for the quarter ended March
                                    31, 2004 and to announce the intention to repurchase up to 230,000 shares, or 5%, of common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      August 16, 2004                       By:  /s/ Robert L. Bollin
       -------------------------                     ---------------------------
                                                      Robert L. Bollin
                                                      President





Date:      August 16, 2004                       By:  /s/ Jill M. Burke
       -------------------------                     ---------------------------
                                                      Jill M. Burke
                                                      Chief Financial Officer