Form 10-K/A
period 2003-09-30
WINTON FINANCIAL CORP
filed 2004-10-06
CIK 857907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                         Commission file number: 0-18993

                          WINTON FINANCIAL CORPORATION
                          ------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                               -------------------

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value
                        --------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

                                EXPLANATORY NOTE

      Winton Financial Corporation (the "Company") hereby amends Part IV, Item 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as originally filed with the Securities and Exchange Commission on December 23, 2003 (the "Original Form 10-K"). The Company is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to add the conformed signature of its independent auditors, Grant Thornton LLP, to the Report of Independent Certified Public Accountants (the "Report") contained in the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 to the Original Form 10-K. The conformed signature of Grant Thornton LLP was inadvertently omitted from the electronic version of the Original Form 10-K, although the Company had a manually signed copy of the report when the Original Form 10-K was filed and the printed version of the 2003 Annual Report to Shareholders contained a copy of the manually signed report.

      In accordance with the rules of the Securities and Exchange Commission, the Company has set forth the text of Item 14 and Exhibit 13 in their entirety. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 32.1 and 32.2 to this Amendment No. 1. No other modifications or changes have been made to Item 14 or Exhibit 13 on this Amendment No. 1. Other than the addition of the conformed signature, the text of
Exhibit 13, including the consolidated financial statements of the Company, is unchanged.

      This Amendment No. 1 is limited in scope to the portions of the Original Form 10-K set forth above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-K. Accordingly, all other items that remain unaffected are omitted in this filing. None of the amendments to the Original Form 10-K reflected in this Amendment No. 1 resulted in a change to or restatement of the financial statements or other financial information included in the Original Form 10-K.

      This Amendment No. 1 continues to speak as of the date of the original filing of the Original Form 10-K and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. The filing of this Form 10-K shall not be deemed an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Exhibits

3.1      Articles of Incorporation, as amended through 1999, of Winton Financial Corporation

3.2      Regulations of Winton Financial Corporation, as amended

4        Instruments defining the rights of shareholders

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

32.1     Certification of Chief Executive Officer

32.2     Certification of Chief Financial Officer

99.1     Safe Harbor Under the Private Securities Litigation
         Reform Act of 1995

         (b) On July 15, 2003, WFC filed a Form 8-K reporting operating results for the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 5, 2004.

                                              WINTON FINANCIAL CORPORATION

                                              By:  /s/ Robert L. Bollin
                                                   -----------------------------
                                                   Robert L. Bollin,
                                                   President and Chief Executive
                                                   Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION                                                       LOCATION
3.1       Articles of Incorporation, as amended through 1999, of        Incorporated by reference to the Annual Report on
          Winton Financial Corporation                                  Form 10-K for the fiscal year ended September 30,
                                                                        2001, filed by WFC with the SEC on December 26, 2001
                                                                        (the "2001 10-K"), Exhibit 3.1.

3.2       Regulations of Winton Financial Corporation, as amended       Incorporated by reference to Exhibit B of the
                                                                        definitive Proxy Statement for the 2003 Annual Meeting
                                                                        of Shareholders filed by WFC with the SEC on December
                                                                        30, 2002 (the "2003 Proxy").

10.1      The Winton Savings and Loan Co. 401(k) Profit Sharing Plan    Incorporated by reference to the Form  S-8 Registration
                                                                        Statement filed by WFC with the SEC on August 28, 2002,
                                                                        Exhibit 4.1.

10.2      Winton Financial Corporation, Stock Option and Incentive      Incorporated by reference to the 2001 10-K, Exhibit 10.4.
          Plan, as Amended

10.3      The Winton Financial Corporation 1999 Stock Option and        Incorporated by reference to the definitive Proxy
          Incentive Plan                                                Statement for the 1999 Annual Meeting of Shareholders
                                                                        filed by WFC with the SEC on December 18, 1998.

10.4      The Winton Financial Corporation 2003 Stock Option and        Incorporated by reference to Exhibit A of the 2003 Proxy.
          Incentive Plan

10.5      Employment Agreement between WFC, Winton and Robert L.        Incorporated by reference to the Annual Report on Form 10-K
          Bollin, dated July 1, 2002                                    for the fiscal year ended September 30, 2002, filed by WFC with the SEC on December 30, 2002 (the "2002 10-K"),
                                                                        Exhibit 10.6.

10.6      Employment Agreement between WFC, Winton and Gregory J.       Incorporated by reference to the 2002 10-K, Exhibit 10.7.
          Bollin, dated July 1, 2002

10.7      Employment Agreement between WFC, Winton and Jill M. Burke,   Incorporated by reference to the 2002 10-K, Exhibit 10.8.
          dated July 1, 2002

10.8      Severance Agreement between Winton and Gregory P. Niesen,     Incorporated by reference to the Annual Report on Form 10-K
          dated July 1, 2003                                            for the fiscal year ended September 30, 2003, filed by WFC with the SEC on December 23, 2003 (the "2003 10-K"),
                                                                        Exhibit 10.8.

13        Portions of the Winton Financial Corporation 2003 Annual
          Report to Shareholders

20        Proxy Statement for the 2004 Annual Meeting of Shareholders   Incorporated by reference to the definitive Proxy Statement
          of Winton Financial Corporation                               for the 2004 Annual Meeting of Shareholders filed by
                                                                        WFC with the SEC on December 29, 2003.

21        Subsidiaries of the Registrant                                Incorporated by reference to the 2002 Form 10-K, Exhibit 21.

23        Consent of Grant Thornton LLP regarding WFC's Consolidated    Incorporated by reference to the 2003 10-K, Exhibit 23.
          Financial Statements and Forms S-8 for WFC's 1988 Stock
          Option Plan, 1999 Stock Option Plan and 401(k) Profit
          Sharing Plan

EXHIBIT
NUMBER                       DESCRIPTION                                                LOCATION
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
          Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
          Officer

32.1      Certification of Chief Executive Officer

32.2      Certification of Chief Financial Officer

99.1      Safe Harbor Under the Private Securities Litigation           Incorporated by reference to the 2003 10-K,
          Reform Act of 1995                                            Exhibit 99.1.