Form 10-K
period 2004-09-30
WINTON FINANCIAL CORP
filed 2004-12-29
CIK 857907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 2004
                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________to__________________

                         Commission file number: 0-18993

                          WINTON FINANCIAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                          31-1303854
-------------------------------                    -----------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                               ------------------

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

Based upon the last sale price quoted by The American Stock Exchange as of December 15, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $_____ million.

On December 15, 2004, there were 5,069,824 of the registrant's common shares issued and outstanding.

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

      LOAN PORTFOLIO COMPOSITION. The following table sets forth certain information concerning the composition of Winton's loan portfolio at the dates indicated:

                                                            At September 30,
                                  -------------------------------------------------------------------
                                           2004                 2003                   2002
                                  --------------------- ---------------------- ----------------------
                                            Percent of             Percent of             Percent of
                                    Amount  total loans   Amount   total loans   Amount   total loans
                                  --------- ----------- ---------  ----------- ---------  -----------
                                                        (Dollars in thousands)
Real estate loans:
   One- to four-family (1)        $ 285,783       59.0% $ 290,114        59.5% $ 248,606        54.4%
   Multifamily                       73,891       15.2     76,552        15.7     80,523        17.6
   Land and lot                       4,907        1.0      6,444         1.3      9,289         2.0
   Nonresidential                    90,705       18.7     90,571        18.6     91,509        20.0
Construction loans (2)               30,165        6.2     33,646         6.9     31,946         7.0
Consumer and other loans (3)         17,846        3.7     10,096         2.1     12,179         2.7
                                  ---------  ---------  ---------   ---------  ---------   ---------
         Total                      503,297      103.8    507,423       104.1    474,052       103.7
Less:
   Loans in process                 (15,477)      (3.2)   (17,134)       (3.5)   (14,616)       (3.2)
   Deferred loan origination fees      (617)       (.1)      (544)        (.1)      (609)        (.1)
   Allowance for loan losses         (2,448)       (.5)    (2,265)        (.5)    (1,850)        (.4)
                                  ---------  ---------  ---------   ---------  ---------   ---------

Total loans                       $ 484,755      100.0% $ 487,480       100.0% $ 456,977       100.0%
                                  =========  =========  =========   =========  =========   =========

                                                  At September 30,
                                  ----------------------------------------------
                                          2001                    2000
                                  ----------------------  ----------------------
                                             Percent of              Percent of
                                    Amount   total loans    Amount   total loans
                                  ---------  -----------  ---------  -----------
                                               (Dollars in thousands)
Real estate loans:
   One- to four-family (1)        $ 226,684         52.6% $ 223,698     53.8%
   Multifamily                       79,003         18.3     77,870     18.7
   Land and lot                       3,836           .9      3,502       .8
   Nonresidential                    86,056         20.0     75,127     18.1
Construction loans (2)               36,431          8.4     37,638      9.1
Consumer and other loans (3)         15,186          3.5     15,241      3.7
                                  ---------    ---------  ---------    -----
         Total                      447,196        103.7    433,076    104.2
Less:
   Loans in process                 (13,930)        (3.2)   (16,046)    (3.9)
   Deferred loan origination fees      (748)         (.2)      (583)     (.1)
   Allowance for loan losses         (1,194)         (.3)    (1,000)     (.2)
                                  ---------    ---------  ---------    -----

Total loans                       $ 431,324        100.0% $ 415,447    100.0%
                                  =========    =========  =========    =====

----------------
(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2) Includes loans secured by one-to four-family, multifamily and nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.

      LOAN MATURITY. The following table sets forth certain information, as of September 30, 2004, regarding the dollar amount of loans maturing in Winton's portfolio based on their contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments or without stated maturity and overdrafts are reported as due in one year or less.

                                               Due over
                                 Due in        one year to         Due over
                                one year    five years after   five years after
                                or less          9/30/04            9/30/04        Total
                               ----------   ----------------   ----------------  ----------
                                                       (In thousands)
Real estate loans:
   One- to four-family (1)     $   18,536       $   43,035        $  224,212     $  285,783
   Multifamily                      2,304           10,807            60,780         73,891
   Land and lot                     1,446            3,179               282          4,907
   Nonresidential                   3,315           15,734            71,656         90,705
Construction loans (2)             20,987            9,178                 0         30,165
Consumer and other loans (3)        4,016           13,667               163         17,846
                               ----------       ----------        ----------     ----------
Total                          $   50,604       $   95,600        $  357,093     $  503,297
                               ==========       ==========        ==========     ==========

----------------------
(1) Includes first and second mortgage loans, home equity lines of credit and loans held for sale.

(2) Includes loans secured by one-to four-family, multifamily and nonresidential real estate.

(3) Includes lines of credit that are available to businesses and that are secured by assets other than real estate.

      The following table sets forth the dollar amount of all loans due after September 30, 2005, before net items, that have predetermined interest rates and floating or adjustable interest rates:

                           Predetermined    Floating or
                               rates      adjustable rates     Total
                           -------------  ----------------  ------------
                                           (In thousands)
Real estate loans:
   One- to four-family     $     172,354    $     94,894    $    267,247
   Multifamily                    25,017          46,569          71,587
   Land and lot                      381           3,080           3,461
   Nonresidential                 51,415          35,975          87,390
Construction loans                 4,964           4,214           9,178
Consumer and other loans           2,630          11,200          13,830
                           -------------    ------------    ------------
     Total                 $     256,761    $    195,932    $    452,693
                           =============    ============    ============

      ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The primary lending activity of Winton is the origination of conventional loans secured by one- to four-family residential properties located within Winton's primary market area. At September 30, 2004, a total of $285.8 million, or approximately 59.0%, of Winton's total loans consisted of one- to four-family residential real estate loans. The outstanding balance of Winton's largest one- to four-family real estate loan was $578,000 at September 30, 2004.

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

      At September 30, 2004, Winton had nonperforming loans totaling $488,000 in its one- to four-family portfolio. Winton considers a loan nonperforming when, in the opinion of management, the collection of additional interest on the loan is unlikely, the loan meets non-accrual criteria as established by regulatory authorities, or the loan is accruing interest but is more than 90 days past due.

      MULTIFAMILY REAL ESTATE LOANS. Winton originates adjustable- and fixed-rate loans secured by multifamily properties containing over four units. At September 30, 2004, a total of $73.9 million, or approximately 15.2%, of Winton's total loans consisted of multifamily real estate loans. The outstanding balance of Winton's largest multifamily real estate loan was $3.4 million at September 30, 2004.

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

      At September 30, 2004, Winton had $254,000 of nonperforming loans in its multifamily real estate portfolio.

      LAND AND LOT LOANS. Winton originates loans to individuals and to builders secured by mortgages on real estate upon which residential and nonresidential properties will be constructed. At September 30, 2004, a total of $4.9 million, or approximately 1.0%, of Winton's total loans consisted of land and lot loans. Ohio regulations limit the amount of any land and lot loan for a single person to two percent of total assets of the association. The outstanding balance of Winton's largest land and lot loan was $871,000 or .16% of Winton's total assets, at September 30, 2004. A developed building lot loan is generally made for a 20-year term with a five-year balloon payment of principal due upon expiration of the loan term and generally a maximum LTV of 75%.

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

      At September 30, 2004, Winton had no nonperforming loans in its land and lot loan portfolio.

      NONRESIDENTIAL REAL ESTATE LOANS. Winton originates real estate loans secured by nonresidential real estate, including loans secured by retail, office and other types of business facilities located in its primary market area. At September 30, 2004, a total of $90.7 million, or approximately 18.7%, of Winton's total loans consisted of nonresidential real estate loans. The outstanding balance of Winton's largest nonresidential real estate loan was $2.3 million at September 30, 2004.

      Federal regulations limit the amount of nonresidential mortgage loans that an association may make to 400% of its capital, and Ohio regulations limit the amount of nonresidential loans that an association may make to 20% of total assets. At September 30, 2004, Winton's nonresidential permanent mortgage loans of $90.7 million and nonresidential construction loans of $3.8 million totaled 195.2% of Winton's capital and 17.1% of Winton's total assets.

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

      At September 30, 2004, Winton had $450,000 of nonperforming loans in its non-residential real estate portfolio.

      CONSTRUCTION LOANS. Winton offers residential construction loans both to owner-occupants and to builders for homes being built under contract with owner-occupants. To a very limited extent, Winton also makes construction loans to persons or businesses constructing projects for investment purposes, for multifamily properties and for nonresidential projects. At September 30, 2004, a total of $30.2 million, or approximately 6.2%, of Winton's total loans consisted of construction loans. The outstanding balance of Winton's largest construction loan was $1.9 million at September 30, 2004.

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

      Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Winton advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Winton would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Almost all of Winton's construction loans are secured by properties in its primary market area. The economy of such lending area has been relatively stable over the three years ended September 30, 2004.

      At September 30, 2004, Winton had no nonperforming loans in its construction loan portfolio.

      CONSUMER AND OTHER LOANS. Winton originates various types of consumer loans, including loans made to depositors on the security of their savings deposits, automobile loans, loans secured by stocks of publicly-traded companies, closed end and line of credit loans to businesses secured by non-real estate assets and unsecured personal loans. At September 30, 2004, a total of $17.8 million, or 3.7%, of Winton's total loans consisted of consumer and other loans. The outstanding balance of Winton's largest consumer or other loan was $2.5 million at September 30, 2004.

      Ohio regulations limit the amount of consumer loans that an association may make to 20% of total assets. At September 30, 2004, Winton's consumer loans represented approximately 3.2% of Winton's total assets.

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

      At September 30, 2004, Winton had $53,000 of nonperforming loans in its consumer and other loan portfolio.

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

      Winton sold $127.0 million of fixed-rate loans and $7.4 million of adjustable rate loans during fiscal 2004, compared to sales of $243.5 million of fixed-rate loans and $6.8 million of adjustable-rate loans in fiscal 2003.

      From time to time, Winton sells participation interests in mortgage loans originated by Winton or purchases participation interests in loans originated by other lenders. During fiscal 2004, Winton sold participation interests in loans totaling $125,000 to other lenders. During fiscal 2003, Winton sold participation interests in loans totaling $3.0 million to other lenders. During fiscal 2002, Winton sold participation interests in loans totaling $1.1 million to other lenders. Winton held participations in loans originated by other lenders of approximately $3.6 million at September 30, 2004. Loans in which Winton purchases participation interests must meet or exceed the underwriting standards for the loans that Winton originates.

      The following table presents Winton's mortgage loan origination, purchase, sale and principal repayment activity for the periods indicated:

                                                                   At September 30,
                                      -----------------------------------------------------------------------------
                                                2004                       2003                       2002
                                      -----------------------    -----------------------    -----------------------
                                        Amount         %           Amount         %           Amount         %
                                      ----------   ----------    ----------   ----------    ----------   ----------
                                                                 (Dollars in thousands)
Loans originated:
   Real estate loans:
      One- to four-family:
         Fixed-rate                   $  118,597         40.7%   $  355,504         69.5%   $  171,500         54.4%
         Adjustable-rate                  41,648         14.3        26,495          5.2        19,256          6.1
         FHA/VA                              807           .3         1,819           .4         1,696           .5
      Multifamily:
         Fixed-rate                        1,828           .6         7,797          1.5         4,897          1.6
         Adjustable-rate                  11,075          3.8        14,365          2.8        14,069          4.5
      Nonresidential, land and lot:
         Fixed-rate                        4,519          1.6         8,750          1.7        18,441          5.8
         Adjustable-rate                  16,177          5.5         5,293          1.0         5,590          1.8
      Construction loans                  36,743         12.6        45,623          8.9        35,502         11.2
      Consumer and other loans (1)        59,859         20.6        45,773          9.0        44,335         14.1
                                      ----------   ----------    ----------   ----------    ----------   ----------
            Total loans originated    $  291,253        100.0%   $  511,420        100.0%   $  315,286        100.0%
                                      ==========   ==========    ==========   ==========    ==========   ==========

Loans sold:
   Loans                              $  134,325         99.4%   $  250,280         98.8%   $  123,674         99.1%
   Participations                            125           .6         3,029          1.2         1,100           .9
                                      ----------   ----------    ----------   ----------    ----------   ----------
            Total                     $  134,450        100.0%   $  253,309        100.0%   $  124,774        100.0%
                                      ==========   ==========    ==========   ==========    ==========   ==========

   Principal repayments on loans      $  155,506                 $  227,155                 $  161,748
                                      ==========                 ==========                 ==========

                                                       At September 30,
                                      -----------------------------------------------
                                                2001                     2000
                                      -----------------------    --------------------
                                        Amount          %         Amount        %
                                      ----------   ----------    --------   ---------
                                                   (Dollars in thousands)
Loans originated:
   Real estate loans:
      One- to four-family:
         Fixed-rate                   $  123,784         52.2%   $ 39,948        26.5%
         Adjustable-rate                   6,711          2.8      15,303        10.1
         FHA/VA                            3,442          1.5       6,258         4.1
      Multifamily:
         Fixed-rate                        8,458          3.6         344          .2
         Adjustable-rate                   6,171          2.6       7,097         4.7
      Nonresidential, land and lot:
         Fixed-rate                       12,322          5.2       4,641         3.1
         Adjustable-rate                   6,699          2.8       6,423         4.3
      Construction loans                  30,936         13.0      34,678        23.0
      Consumer and other loans (1)        38,570         16.3      36,147        24.0
                                      ----------   ----------    --------   ---------
            Total loans originated    $  237,093        100.0%   $150,839       100.0%
                                      ==========   ==========    ========   =========

Loans sold:
   Loans                              $  102,968        100.0%   $ 50,746        98.3%
   Participations                             --           --         903         1.7
                                      ----------   ----------    --------   ---------
            Total                     $  102,968        100.0%   $ 51,649       100.0%
                                      ==========   ==========    ========   =========

   Principal repayments on loans      $  118,004                 $ 96,794
                                      ==========                 ========

----------------------------
(1) Consists primarily of auto and line of credit disbursements and change in loans in process.

      FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis. Based on the 15% limit, Winton was able to lend approximately $7.7 million to one borrower at September 30, 2004. Winton had no outstanding loans in excess of such limit at September 30, 2004.

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

      The following table reflects the amount of loans in delinquent status as of the dates indicated:

                                                                                   At September 30,
                                                           -----------------------------------------------------------------------
                                                            2004          2003           2002             2001               2000
                                                           ------        ------         ------           -------            ------
                                                                                 (Dollars in thousands)
Loans delinquent
   30 to 59 days                                           $6,413        $3,988         $3,290           $10,678            $3,911
   60 to 89 days                                            1,666         1,011          1,440               381             1,107
   90 or more days                                          1,245         3,759          3,398             2,744             1,227
                                                           ------        ------         ------           -------            ------
     Total delinquent loans                                $9,324        $8,758         $8,128           $13,803            $6,245
                                                           ======        ======         ======           =======            ======
Ratio of total delinquent loans to total loans (1)           1.85%         1.73%          1.71%             3.09%             1.44%
                                                           ======        ======         ======           =======            ======

--------------------

(1)   Includes loans held for sale.

      Winton reviews all delinquent loans on a regular basis and places loans on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Winton places residential mortgage loans on non-accrual status when either principal or interest is considered uncollectible. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Nonresidential real estate loans are evaluated for non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The amount of interest that would have been earned on nonaccruing loans, had such loans been current, for the year ended September 30, 2004, was approximately $33,000.

      The following table sets forth information with respect to Winton's nonperforming assets for the periods indicated. During the periods shown, Winton had no restructured loans within the meaning of SFAS No. 15. In addition, as of September 30, 2004, Winton had no loans that were not reflected in the table as non-accrual, 90 days past due or restructured, but which may become so in the near future because management has concerns as to the ability of the borrowers to comply with repayment terms.

                                                                                           At September 30,
                                                                    --------------------------------------------------------------
                                                                     2004        2003          2002           2001           2000
                                                                    -------     -------       -------       -------        -------
                                                                                        (Dollars in thousands)
 Loans accounted for on a non-accrual basis: (1)
   Real estate loans:
       Residential                                                  $   164     $   696       $   885       $   595        $   353
      Nonresidential                                                    185       2,499             -             -            220
   Construction loans                                                     -           -             -         1,833              -
                                                                    -------     -------       -------       -------        -------
          Total                                                         349       3,195           885         2,428            573
Accruing loans which are contractually past due 90 days or more:
   Real estate loans:
       Residential                                                      578         526           254           315            589
       Nonresidential and land                                          265          16         2,210             -              -
   Consumer and other loans                                              53          22            49             1             65
                                                                    -------     -------       -------       -------        -------
                                                                        896         564         2,513           316            654
                                                                    -------     -------       -------       -------        -------
Total of non-accrual and 90 days past
  due loans                                                         $ 1,245     $ 3,759       $ 3,398       $ 2,744        $ 1,227
                                                                    =======     =======       =======       =======        =======
Percentage of total loans                                               .25%        .74%          .72%          .61%           .28%
                                                                    =======     =======       =======       =======        =======
Other nonperforming assets (2)                                      $ 4,217     $   846       $ 2,462       $   486        $   716
                                                                    =======     =======       =======       =======        =======

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

      OTS regulations require that each thrift institution classify its assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. At September 30, 2004, Winton had approximately $6.6 million of loans designated as special mention.

      Generally, Winton classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At September 30, 2004, Winton's classified assets consisted of substandard assets of approximately $1.1 million and no loans classified as doubtful. No loans were classified as a loss at September 30, 2004.

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

      ALLOWANCE FOR LOAN LOSSES. The Board of Directors reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments. Net earnings could be significantly affected by these adjustments if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2004, Winton's allowance for loan losses totaled $2.4 million.

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

      At September 30, 2004, Winton had no loans defined as impaired under SFAS No. 114.

      As a result of an analysis of historical experience, the volume and type of lending conducted by Winton, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to Winton's loan portfolio, management recorded a $300,000 provision for losses on loans during the fiscal year ended September 30, 2004, compared to a provision of $605,000 recorded in fiscal 2003. There can be no assurance that the allowance for loan losses of Winton will be adequate to cover losses on nonperforming assets in the future.

        The following table sets forth an analysis of Winton's allowance for loan losses for the periods indicated.

                                                               Year ended September 30,
                                          -------------------------------------------------------------------
                                           2004           2003           2002           2001           2000
                                          -------        -------        -------        -------        -------
                                                                (Dollars in thousands)
Balance at beginning of period            $ 2,265        $ 1,850        $ 1,194        $ 1,000        $   932

Charge-offs:
Real estate loans:
   One- to four-family                        (44)           (35)           (42)             -            (75)
   Multifamily and nonresidential               -              -           (124)             -             (8)
Construction loans                              -              -           (349)             -              -
Consumer loans                               (118)          (207)          (155)          (124)           (41)
                                          -------        -------        -------        -------        -------
     Total                                   (162)          (242)          (670)          (124)          (124)

Total recoveries (1)                           45             52             66             18             67
                                          -------        -------        -------        -------        -------

Net charge-offs                              (117)          (190)          (604)          (106)           (57)

Provision for loan losses                     300            605          1,260            300            125
                                          -------        -------        -------        -------        -------

Balance at end of period                  $ 2,448        $ 2,265        $ 1,850        $ 1,194        $ 1,000
                                          =======        =======        =======        =======        =======

Ratio of net charge-offs during the
   period to average loans
   outstanding during the period (2)          .02%           .04%           .14%           .03%           .01%
                                          =======        =======        =======        =======        =======

---------------------------

(1)   The recoveries were from consumer loans.

(2) During the respective periods there were $493.4 million, $459.3 million, $443.2 million, $420.5 million and $420.0 million in average loans outstanding.

      The following table provides an allocation of Winton's allowance for loan losses as of each of the following dates:

                                                                       September 30,
                                       -----------------------------------------------------------------------------
                                               % of            % of            % of            % of            % of
                                               Total           Total           Total           Total           Total
                                        2004   Loans    2003   Loans    2002   Loans    2001   Loans    2000   Loans
                                       ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
                                                                      (In thousands)
General allowances
   Real estate loans:
     One- to four-family               $1,390   56.8%  $  906   57.2%  $  792   52.4%  $  392   50.7%  $  455   51.7%
     Multifamily and nonresidential       824   33.7      974   32.9      659   36.3      539   36.9      208   35.3
   Construction and development loans     147    6.0      249    7.9      290    8.7      132    9.0      203    9.5
   Consumer loans                          87    3.5      136    2.0      109    2.6      131    3.4      134    3.5
                                       ------  -----   ------  -----   ------  -----   ------  -----   ------  -----

      Total general allowances         $2,448  100.0%  $2,265  100.0%  $1,850  100.0%  $1,194  100.0%  $1,000  100.0%
                                       ======  =====   ======  =====   ======  =====   ======  =====   ======  =====

      Total allowance for loan losses  $2,448          $2,265          $1,850          $1,194          $1,000
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

                                                             September 30,
                                  --------------------------------------------------------------------
                                          2004                    2003                    2002
                                  --------------------    --------------------    --------------------
                                  Amortized    Market     Amortized    Market     Amortized    Market
                                    Cost       Value        Cost       Value        Cost       Value
                                   -------     -------     -------     -------     -------     -------
                                                             (In thousands)
   U.S. government and agency
     obligations                   $11,254     $11,224     $ 8,046     $ 8,103     $12,375     $12,537
   Corporate equity securities         145         145         209         606         209         558
   Municipal bonds                   6,772       6,857      12,850      12,757           -           -
                                   -------     -------     -------     -------     -------     -------

Total                              $18,171     $18,226     $21,105     $21,466     $12,584     $13,095
                                   =======     =======     =======     =======     =======     =======

      The following table presents the contractual maturities or terms to repricing of U.S. Government and agency obligations and municipal bonds at annualized cost and the weighted-average yields at September 30, 2004:

                    Maturing within        Maturing within        Maturing within        Maturing after
                     one year after   one to five years after five to ten years after    ten years from
                  September 30, 2004     September 30, 2004     September 30, 2004     September 30, 2004           Total
                  ------------------- ----------------------- -----------------------  -------------------   -------------------
                  Amortized   Average   Amortized    Average   Amortized    Average    Amortized   Average   Amortized   Average
                     Cost      Yield       Cost       Yield       Cost       Yield        Cost      Yield       Cost      Yield
                  ---------   -------   ---------    -------   ---------    -------    ---------   -------   ---------   -------
                                                              (Dollars in thousands)
Available
for sale(1)             -         -      $11,120       2.76%     $6,512       3.59%       $ 394      3.43%    $18,026      3.08%

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

         The following table sets forth certain information regarding Winton's investment in mortgage-backed securities at the dates indicated:

                                                         At September 30, 2004                       At September 30, 2003
                                               ------------------------------------------ ------------------------------------------
                                                           Gross      Gross                            Gross      Gross
                                               Amortized unrealized unrealized  Estimated Amortized unrealized unrealized Estimated
                                                 cost      gains      losses   fair value    cost      gains      losses  fair value
                                               --------- ---------- ---------- ---------- --------- ---------- ---------- ----------
                                                                                   (In thousands)
Mortgage-backed securities held to maturity:
   FHLMC participation                          $ 1,194     $   2    $    (18)   $ 1,178    $1,643    $   -      $   (34)   $1,604
   certificates
   FNMA participation                             1,719        15         (10)     1,724     2,287        2          (30)    2,259
   certificates
   GNMA participation                                93         3           -         96       151        2            -       153
   certificates
   CMOs                                               -         -           -          -       188        -            -       188
                                                -------     -----    --------    -------    ------     ----      -------    ------
                                                  3,006        20         (28)     2,998     4,269        4          (69)    4,204
Mortgage-backed securities available for sale:
   FHLMC participation                            3,812        10         (36)     3,786         -        -            -         -
   certificates
   FNMA participation                             5,478        31          (6)     5,503     1,944       21        1,965
   certificates
   GNMA participation                             6,535        19         (81)     6,473       137        1            -       138
                                                -------     -----    --------    -------    ------     ----      -------    ------
   certificates
                                                 15,825        60        (123)    15,762     2,081       22            -     2,103
                                                -------     -----    --------    -------    ------     ----      -------    ------
                                                $18,831     $  80    $   (151)   $18,760    $6,350     $ 26      $   (69)   $6,307
                                                =======     =====    ========    =======    ======     ====      =======    ======

      The combined amortized cost of mortgage-backed and related securities designated as held to maturity or available for sale at September 30, 2004 and 2003, by contractual terms to maturity are shown below. Actual maturities may differ from contractual maturities because borrowers generally may prepay obligations without prepayment penalties. Also, the timing of cash flows will be affected by management's intent to sell securities designated as available for sale under certain economic conditions.

                                               Amortized cost at            Amortized cost at
                                              September 30, 2004           September 30, 2003
                                              -------------------          ------------------
                                                               (In thousands)

Due within three years                           $         2                     $     33
Due after three years through five years                  28                            -
Due after five years through ten years                 4,144                           48
Due after ten years through twenty years               2,603                        3,289
Due after twenty years                                12,054                        2,980
                                                 -----------                     --------
                                                 $    18,831                     $  6,350
                                                 ===========                     ========

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

      DEPOSITS. Historically, deposits have been attracted principally from within Winton's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, regular passbook savings accounts, term certificate accounts and individual retirement accounts. In the recent past Winton has utilized the services of deposit brokers to market certificates of deposit. At September 30, 2004, the total amount of brokered deposits equaled approximately $9.0 million, or 2.5%, of total deposits.

      Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Winton based on Winton's liquidity requirements, growth goals and interest rates paid by competitors. Winton attempts to manage its interest rate risk by lengthening the term to maturity of its deposit liabilities.

      At September 30, 2004, Winton's certificates of deposit totaled $248.9 million, or 68.2% of total deposits. Of such amount, approximately $144.5 million in certificates of deposit mature within one year. Based on past experience and Winton's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with

Winton at maturity, although brokered deposits are less likely to renew than other certificates of deposit. If there is a significant deviation from historical experience, Winton can, to a limited extent, utilize additional borrowings from the FHLB as an alternative to this source of funds. See "Borrowings" and "REGULATION - Federal Home Loan Banks."

      During fiscal 2004, 2003 and 2002, Winton offered certificates of deposit with terms from six months to five years at rates which adjust monthly with designated market indices, which were the prime rate, the six-month CD resale rate or the three-year Treasury rate. Approximately $8.2 million of these certificates of deposit were outstanding at September 30, 2004. Because these certificates of deposit are market rate sensitive, they increase Winton's interest rate risk. See "Asset/Liability Management."

      The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Winton at September 30, 2004:

                                                   Percent
                                                   of total
                                        Amount     deposits
                                       --------    --------
                                           (In thousands)
Transaction accounts:
   Passbook and club accounts (1)      $ 79,582      21.81%
   Checking accounts (2)                 36,370       9.97
                                       --------     ------
     Total transaction accounts         115,952      31.78

Certificates of deposit (3):

   Less than 2.00%                       28,296       7.76
   2.00 - 3.99%                         183,686      50.35
   4.00 - 5.99%                          28,660       7.86
   6.00 - 7.99%                           8,227       2.25
   8.00 - 9.99%                              12          -
                                       --------     ------
     Total certificates of deposit      248,881      68.22
                                       --------     ------

Total deposits                         $364,833     100.00%
                                       ========     ======

---------------

(1) Winton's weighted-average interest rate on passbook accounts fluctuates with the general movement of interest rates. The weighted-average interest rate on passbook accounts was 1.17% at September 30, 2004.

(2) Winton's weighted-average interest rate paid on checking accounts fluctuates with the general movement of interest rates. The weighted-average rate on checking accounts was .60% at September 30, 2004.

(3) Includes Individual Retirement Accounts and jumbo certificates of deposit (those with balances in excess of $100,000). Terms of certificates of deposit offered range from 30 days to 15 years, with the average accounts ranging from 90 days to five years.

      The following table shows rate and maturity information for Winton's certificates of deposit as of September 30, 2004:

                                                    Amount Due
                             --------------------------------------------------------
                                           Over        Over
                               Up to     1 year to  2 years to     Over
Rate                         one year     2 years     3 years     3 years     Total
----                         --------     -------     -------     ------     --------
                                                (In thousands)
Less than 2.00%              $ 23,982     $ 4,287     $    27     $    -     $ 28,296
2.00 - 3.99%                  109,339      57,977      11,224      5,146      183,686
4.00 - 5.99                     6,643       5,054      13,820      3,143       28,660
6.00 - 7.99                     4,519       3,582          94         32        8,227
8.00 - 9.99                         -          12           -          -           12
                             --------     -------     -------     ------     --------
   Total certificates of
     deposit                 $144,483     $70,912     $25,165     $8,321     $248,881
                             ========     =======     =======     ======     ========

      The following table presents the amount of Winton's certificates of deposit of $100,000 or more, by the time remaining until maturity at September 30, 2004:

                                                At September 30, 2004
                                                ---------------------
Maturity                                            (In thousands)
--------
Three months or less                                    $17,498
Over 3 months to 6 months                                11,639
Over 6 months to 12 months                               14,436
Over twelve months                                       33,398
                                                         ------
    Total                                               $76,971
                                                        =======

      BORROWINGS. During the year ended September 30, 2004, WFC's borrowings consisted of FHLB advances and a $2.0 million loan with a correspondent bank. The following table sets forth the maximum amount of WFC's FHLB advances and other borrowings outstanding at any month-end, during the periods shown, and the average aggregate balances of FHLB advances for such periods:

                                                                                 Year ended September 30,
                                                                        ---------------------------------------------
                                                                        2004                2003                 2002
                                                                        ----                ----                 ----
                                                                                        (In thousands)
Maximum amount of FHLB advances and other borrowings                   $143,995             $146,612            $135,411
                                                                       ========             ========            ========

Average amount of FHLB advances and other borrowings
    outstanding during period                                          $136,778             $128,519            $126,053
                                                                       ========             ========            ========

      The following table sets forth certain information as to Winton's FHLB advances and other borrowings at the dates indicated:

                                                                                 At September 30,
                                                                        ---------------------------------------------
                                                                        2004                  2003               2002
                                                                        ----                  ----               ----
                                                                                       (In thousands)
FHLB advances and other borrowings                                     $131,088             $138,612            $126,427
                                                                       ========             ========            ========

Weighted-average interest cost of FHLB advances and other
    borrowings during period based on month end balances                   4.74%                4.91%               5.55%
                                                                       ========             ========            ========

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

SUBSIDIARY ACTIVITIES

      WFC has two subsidiaries, Winton and Walnut Street Enterprises L.L.C. Walnut Street Enterprises was incorporated in fiscal 2004 for the purpose of acquiring and owning real estate.

PERSONNEL

      As of September 30, 2004, Winton had 134 full-time equivalent employees. Winton believes that relations with its employees are good. Winton offers health, disability, life and dependent care benefits. None of the employees of Winton are represented by a collective bargaining unit.

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

      TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

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

      OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Winton includes a general loan loss allowance of $2.4 million at September 30, 2004. The OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Winton's capital at September 30, 2004, met the standards for the highest category, a "well-capitalized" institution.

      QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At September 30, 2004, Winton qualified as a QTL.

      TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Winton was in compliance with such restrictions at September 30, 2004.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. WFC and Alpine Terrace II, LLC, a wholly owned subsidiary of Winton, are affiliates of Winton. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, acceptance of a security issued by the affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Winton was in compliance with these requirements and restrictions at September 30, 2004.

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

      As a unitary savings and loan holding company in existence on May 4, 1999, WFC generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of WFC and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At September 30, 2004, Winton met the QTL test.

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

      STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Winton's activities and investments at September 30, 2004, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

      FRB regulations require savings associations to maintain certain reserves equal to a percentage of net transaction accounts (primarily NOW accounts). At September 30, 2004, Winton was in compliance with the present reserve requirements and the requirements then in effect.

FEDERAL HOME LOAN BANKS

      The FHLBs provide credit to their members in the form of advances. Winton is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Winton's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Winton was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $8.5 million at September 30, 2004.

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

      Winton's average gross receipts for the three tax years ending on September 30, 2004, is $32.1 million and as a result, Winton does not qualify as a small corporation exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Winton to WFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Winton for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of September 30, 2004, the pre-1988 reserves of Winton for tax purposes totaled approximately $1.8 million. Winton believes it had approximately $38.9 million of accumulated earnings and profits for tax purposes as of September 30, 2004, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Winton will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Winton have been closed without audit through fiscal year 2000. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Winton.

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

ITEM 2. PROPERTIES

      The following table sets forth certain information at September 30, 2004, regarding the properties on which the main office, each branch office and lending office of Winton is located. The aggregate net book value of the properties was $7.0 million at September 30, 2004.

                                        Owned             Date
Location                              or leased         Acquired
----------------------------       ----------------     --------
Main office:

5511 Cheviot Road
Cincinnati, Ohio  45247            owned/leased (1)       1967

Branch offices:

4517 Vine Street
Cincinnati, Ohio  45217            owned                  1932

10575 Harrison Avenue
Harrison, Ohio  45030              owned                  1981

7014 Vine Street
Cincinnati, Ohio  45216            owned                  1897

8670 Winton Road
Cincinnati, Ohio 45231             owned                  1993

9635 Montgomery Road
Cincinnati, Ohio 45242             leased                 2003

5440 Muddy Creek Road
Cincinnati, Ohio  45238            owned                  2003

Lending offices:

8291 Beechmont Ave., Suite C
Cincinnati, Ohio  45255            leased                 2003

211 Walnut Street
Lawrenceburg, Indiana  47025       leased                 2003

---------------------
(1) In January 1990, Winton entered into a lease agreement pursuant to which it leases a building containing approximately 3,750 square feet adjacent to Winton's main office on Cheviot Road. The initial term of the lease was three years, renewable for seven successive three year periods. Winton has the right to purchase the building during the term of the lease. In January 2005, the lease will be renewed for an additional three year period.

ITEM 3. LEGAL PROCEEDINGS

      Neither WFC nor Winton is presently engaged in any legal proceedings of a material nature. From time to time, Winton is involved in legal proceedings to enforce its security interest in collateral taken as security for its loans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the shareholders of WFC during the last quarter of the fiscal year ended September 30, 2004.

                                     PART II

ITEM 5. MARKET FOR WFC'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      WFC's common shares are listed on the American Stock Exchange, Inc. ("Amex"), under the symbol "WFI." As of December 10, 2004, WFC had 5,069,824 common shares outstanding and held of record by approximately 400 shareholders. The number of shareholders does not reflect the number of persons or entities who may hold stock in nominee or "street" name through brokerage firms or others.

      Presented below are the high and low sales prices for WFC's common shares, as well as the amount of cash dividends paid on the common shares for each quarter of fiscal 2004 and 2003. Such sales prices do not include retail financial markups, markdowns, or commissions. Information relating to sales prices has been obtained from Amex.

                                                                                    CASH
FISCAL YEAR ENDING SEPTEMBER 30,                        HIGH          LOW         DIVIDENDS
--------------------------------                     -----------   -----------   ----------
2004

Quarter ending September 30, 2004 $22.00             $     14.20   $     .1125
Quarter ending June 30, 2004                               15.24         13.50       .1125
Quarter ending March 31, 2004                              14.75         12.70       .1125
Quarter ending December 31, 2003 13.65                     12.70         .1125

2003

Quarter ending September 30, 2003 $13.80             $     12.55   $     .1025
Quarter ending June 30, 2003                               12.74         10.49       .1025
Quarter ending March 31, 2003                              11.75         10.15       .1025
Quarter ending December 31, 2002 11.25                      9.20         .1025

The earnings of WFC consist primarily of dividends from Winton. In addition to certain federal income tax considerations, regulations issued by the OTS impose limitations on the payment of dividends and other capital distributions by savings associations. Under the regulations, a subsidiary of a savings and loan holding company must file an application with the OTS before it can declare and pay a dividend if (1) the proposed distributions would cause total distributions for that calendar year to exceed net income for that year to date plus the savings association's retained net earnings for the preceding two years; (2) the savings association will not be at least adequately capitalized following the capital distribution; (3) the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or, (4) if the savings association has not received certain favorable examination ratings from the OTS. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain information concerning WFC's consolidated financial position and results of operations at the dates and for the periods indicated. This selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein.

                                                             AT SEPTEMBER 30,
STATEMENT OF FINANCIAL CONDITION DATA:       2004       2003       2002       2001       2000
                                                             (In thousands)
Total amount of:
  Assets                                   $551,842   $543,902   $505,701   $473,776   $465,214
  Cash and cash equivalents                   5,278      9,496     11,965      5,609      2,023
  Investment securities                      18,226     21,466     13,095     14,263     20,030
  Mortgage-backed securities (1)             18,768      6,372      5,958      7,298     12,612
  Loans receivable, net (2)                 484,755    487,480    456,977    431,324    415,447
  Deposits                                  364,833    354,296    332,995    316,960    309,889
  FHLB advances and other borrowings        131,088    138,612    126,427    114,668    115,720
  Shareholders' equity - net                 48,412     44,222     40,016     36,690     34,006

                                                             FOR THE YEAR ENDED SEPTEMBER 30,
STATEMENT OF EARNINGS DATA:                       2004        2003        2002        2001        2000
                                                            (In thousands, except share data)
Total interest income                           $ 30,828    $ 31,644    $ 33,945    $ 35,605    $ 35,942
Total interest expense                           (15,108)    (16,396)    (19,433)    (23,536)    (23,470)
                                                --------    --------    --------    --------    --------
Net interest income                               15,720      15,248      14,512      12,069      12,472
Provision for losses on loans                       (300)       (605)     (1,260)       (300)       (125)
                                                --------    --------    --------    --------    --------
Net interest income after provision for
  losses on loans                                 15,420      14,643      13,252      11,769      12,347
Other income                                       3,664       4,415       3,479       2,316       1,393
General, administrative and other expense        (12,079)    (10,563)     (9,185)     (8,293)     (8,654)
                                                --------    --------    --------    --------    --------
Earnings before income taxes                       7,005       8,495       7,546       5,792       5,086
Federal income taxes                              (2,263)     (2,789)     (2,523)     (1,937)     (1,701)
                                                --------    --------    --------    --------    --------
Net earnings                                    $  4,742    $  5,706    $  5,023    $  3,855    $  3,385
                                                ========    ========    ========    ========    ========
Earnings per share
  Basic                                         $   1.03    $   1.27    $   1.13    $   0.87    $   0.77
                                                ========    ========    ========    ========    ========
  Diluted                                       $   1.01    $   1.23    $   1.10    $   0.85    $   0.74
                                                ========    ========    ========    ========    ========
Dividends per share                             $   0.45    $   0.41    $   0.37    $   0.33    $   0.32
                                                ========    ========    ========    ========    ========

-----------------------
(1) Includes securities designated as available for sale. See Note A-2 of the Consolidated Financial Statements for additional information regarding Statement of Financial Accounting Standards ("SFAS") No. 115.

(2)   Includes loans held for sale.

                                                             AT OR FOR THE YEAR ENDED SEPTEMBER 30,
OTHER DATA:                                         2004         2003         2002          2001         2000
Interest rate spread                                 2.70%        2.74%        2.71%        2.26%        2.35%
Net interest margin                                  2.92         3.01         3.03         2.63         2.70
Return on average equity                            10.42        13.38        13.05        10.87        10.19
Return on average assets                              .86         1.10         1.03          .82          .72
Shareholders' equity to assets                       8.77         8.13         7.91         7.74         7.31
Average interest-earning assets to
  average interest-bearing liabilities             107.74       108.04       107.99       107.34       106.80
Net interest income to general,
  administrative and other expense                 130.14       144.35       158.00       145.53       144.12
General, administrative and other
  expense to average total assets                    2.19         2.04         1.88         1.77         1.83
Nonperforming assets to total
  assets                                              .99          .85         1.16          .68          .42
Allowance for loan losses to
  nonperforming loans                              196.63        60.26        54.44        43.51        81.50
Dividend payout ratio                               43.44        32.28        32.74        37.93        41.56

Number of:
  Loans outstanding                                 7,270        6,842        7,177        6,743        7,021
  Deposit accounts                                 26,044       25,830       26,114       26,125       26,022
  Full service offices                                  7            7            6            7            7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

WFC's activities primarily have been limited to owning the outstanding common shares of Winton. Therefore, the discussion that follows focuses on the comparison of Winton's operations in fiscal 2004, 2003 and 2002.

Forward-Looking Statements

In the following pages, management presents an analysis of the financial condition of WFC as of September 30, 2004, and the results of operations for fiscal 2004 compared to prior years. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, WFC's operations and WFC's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in WFC's general market area.

Without limiting the foregoing, some of the statements in the following referenced sections of this discussion and analysis are forward-looking and are therefore subject to such risks and uncertainties:

1. Management's analysis of the interest rate risk of Winton as set forth under "Asset/Liability Management;"

2. Management's discussion of the liquidity of Winton's assets and the regulatory capital of Winton as set forth under "Liquidity and Capital Resources;" and

3. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Discussion of Changes in Financial Condition from September 30, 2003 to September 30, 2004," and "Comparison of Results of Operations for the Fiscal Years Ended September 30, 2004 and 2003."

Critical Accounting Policies

Allowance for Loan Losses: It is the Company's policy to provide valuation allowances for estimated losses on loans based upon past loss experience, trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions in the Company's primary market areas. When the collection of a loan becomes doubtful or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property collateralizing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for the loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loans observable market price or fair value of the collateral.

A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in commercial and other loans, and its evaluation of impairment thereof, such loans are collateral dependent and as a result are carried as a practical matter at the lower of cost or fair value.

It is the Company's policy to charge off unsecured credits that are more than ninety days delinquent. Similarly, collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

Mortgage Servicing Rights: Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires that the company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

SFAS No. 140 requires that capitalized mortgage servicing rights be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources, including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool (i.e., the net realizable present value to an acquiror of the acquired servicing rights).

Discussion of Changes in Financial Condition from September 30, 2003 to September 30, 2004

The Corporation had total assets of $551.8 million at September 30, 2004, an increase of $7.9 million, or 1.5%, over the September 30, 2003 total. The increase in assets was comprised of an increase in mortgage-backed securities of $12.4 million and an increase in office premises and equipment of $915,000, which were partially offset by a $4.2 million decrease in cash and interest bearing deposits, a $3.2 million decrease in investments available for sale and a $2.7 million decrease in loans receivable, including loans held for sale. The growth in assets was funded primarily by an increase in deposits of $10.5 million, undistributed earnings of $2.7 million and proceeds from the exercise of stock options of $2.8 million, which was partially offset by a decrease in Federal Home Loan Bank ("FHLB") advances of $7.5 million.

Investment securities totaled $18.2 million at September 30, 2004, a decrease of $3.2 million, or 15.1%, over September 30, 2003 levels. The decrease in investment securities resulted from sales and maturities of $19.1 million, which more than exceeded purchases totaling $15.6 million. Purchases during the period consisted primarily of agency bonds and municipal securities with maturities ranging from one to five years.

Mortgage-backed securities totaled $18.8 million at September 30, 2004, an increase of $12.4 million, or 194.5%, over September 30, 2003, due to purchases of $14.6 million, which were partially offset by principal repayments of $2.1 million.

Loans receivable totaled $484.8 million at September 30, 2004, a decrease of $2.7 million, or .6%, compared to the September 30, 2003 total. The decrease was due primarily to $134.3 million in loans sold and $157.4 million in principal repayments, which exceeded loan originations of $291.3 million. Winton experienced a decline in loan origination volume compared to the previous year primarily as a result of the decline in loan refinance activity. The volume of loans sold during fiscal 2004 amounted to $134.3 million, a decrease of $116.0 million, or 46.3%, over fiscal 2003. Winton continued its strategy of selling lower yielding fixed-rate loans in fiscal 2004.

The Company's allowance for loan losses totaled $2.4 million at September 30, 2004, an increase of $183,000, or 8.1%, over the total at September 30, 2003. At September 30, 2004, the allowance represented approximately 0.51% of the total loan portfolio and 196.6% of total nonperforming loans. Nonperforming loans totaled $1.2 million and $3.8 million at September 30, 2004 and 2003, respectively. At September 30, 2004, nonperforming loans were comprised primarily of $488,000 of loans secured by one- to four-family residential real estate, $450,000 of loans secured by nonresidential real estate, and $254,000 of multi-family loans. At September 30, 2004, the ratio of total nonperforming loans to total loans amounted to .61%, compared to .75% at September 30, 2003. Management believes all nonperforming loans are adequately collateralized and that there are no unreserved losses on such nonperforming loans at September 30, 2004. Although management believes that its allowance for loan losses at September 30, 2004 is adequate based on the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect WFC's results of operations.

Real estate owned ("REO") increased $3.4 million, or 398.6%, due to the conversion of a $3.4 million non-performing commercial real estate loan to REO. The addition to REO consists of an office building and lot which was under sales contract for $4.2 million at September 30, 2004. The sale contract was ultimately terminated in October 2004. Management is presently evaluating its various sales scenarios for the property, including a sale at liquidation value. Such a sale strategy may result in a write-down or loss upon sale.

Office premises and equipment totaled $7.0 million at September 30, 2004, an increase of $915,000, or 13.0%, over September 30, 2003. During fiscal 2004, the Company relocated an existing full service branch to a more strategic location.

Deposits totaled $364.8 million at September 30, 2004, an increase of $10.5 million, or 3.0%, over September 30, 2003 levels. Deposits increased during fiscal 2004 due primarily to management's continuing efforts to grow the portfolio through marketing and pricing strategies, as well as continuing growth at new branch locations. Advances from the FHLB and other borrowings totaled $131.1 million at September 30, 2004, a decrease of $7.5 million, or 5.4%, from September 30, 2003 levels. During the year ended September 30, 2004, the Company repaid $104.5 million to the FHLB and borrowed $97.0 million.

Shareholders' equity totaled $48.4 million at September 30, 2004, an increase of $4.2 million, or 9.5%, over September 30, 2003. The increase resulted from net earnings of $4.7 million and proceeds from the exercise of stock options of $2.8 million, which were partially offset by dividends to shareholders totaling $2.1 million, purchases of treasury shares of $1.0 million and a decrease in unrealized gains on available for sale securities of $258,000.

Winton is required to meet minimum capital standards promulgated by the Office of Thrift Supervision (the "OTS"). At September 30, 2004, the Company's regulatory capital exceeded such minimum capital requirements.

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2004 and 2003

General

The Corporation recorded net earnings totaling $4.7 million for the fiscal year ended September 30, 2004, a decrease of $964,000 or 16.9%, compared to net earnings of $5.7 million in net earnings for fiscal 2003. The decrease in net earnings was comprised of a $751,000 decrease in other income and a $1.5 million increase in general, administrative and other expense, which were partially offset by a $526,000 decrease in provision for federal income taxes, a $472,000 increase in net interest income and a $305,000 decrease in the provision for losses on loans.

Net Interest Income

Total interest income amounted to $30.8 million for fiscal 2004, a decrease of $816,000, or 2.6%, from fiscal 2003. The decrease resulted primarily from a 52 basis point decrease in the weighted-average yield to 5.72% in fiscal 2004, which was partially offset by a $32.2 million, or 6.4%, increase in average interest-earning assets year to year.

Interest income on loans and mortgage-backed securities totaled $29.9 million for the year ended September 30, 2004, a decrease of $870,000, or 2.8%, compared to fiscal 2003. The decrease resulted primarily from a reduction in the weighted-average yield of 66 basis points, to 5.94% for the fiscal year ended September 30, 2004, which was partially offset by a $37.1 million, or 8.0%, increase in the average balance outstanding.

Interest income on investment securities and interest-bearing deposits increased by $54,000, or 5.9%, for the fiscal year ended September 30, 2004, compared to fiscal 2003, due primarily to an increase of 45 basis points in the weighted-average yield, to 2.68% for fiscal 2004, which was partially offset by an $4.9 million, or 11.9% decrease in the average balance outstanding year to year.

Interest expense on deposits decreased by $1.0 million, or 10.5%, for the fiscal year ended September 30, 2004, compared to fiscal 2003. The decrease was primarily attributable to a 45 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $22.9 million, or 6.7%, increase in the average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 2.34% and 2.79% for the fiscal years ended September 30, 2004 and 2003, respectively.

Net Interest Income

Interest expense on borrowings decreased by $286,000, or 4.2%, during the fiscal year ended September 30, 2004, compared to fiscal 2003, due to a 53 basis point decrease in the weighted-average cost of borrowings, to 4.83% for fiscal 2004, which was partially offset by a $8.3 million increase in the average balance of borrowings outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $472,000, or 3.1%, to $15.7 million for the fiscal year ended September 30, 2004, compared to fiscal 2003. The interest rate spread decreased by 4 basis points, to 2.70% for fiscal 2004, while the net interest margin declined by 9 basis points, to 2.92% for fiscal 2004, compared to 3.01% for fiscal 2003.

Provision for Losses on Loans

Winton charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $300,000 provision for losses on loans during the fiscal year ended September 30, 2004, compared to a provision of $605,000 recorded in fiscal 2003. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

The following table sets forth information regarding the Company's delinquent loans, nonperforming assets and the allowance for loan losses.

                                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2004             2003
                                                                   (Dollars in thousands)
Loans delinquent
  30 to 89 days                                                $       8,079    $       4,999
  90 or more days                                                      1,245            3,759
                                                               -------------    -------------
         Total delinquent loans                                $       9,324    $       8,758
                                                               =============    =============
Loans accounted for on non-accrual basis                       $         349    $       3,195
Loans greater than 90 days delinquent and still accruing                 896              564
                                                               -------------    -------------
         Total nonperforming loans                                     1,245            3,759
Real estate acquired through foreclosure                               4,217              846
                                                               -------------    -------------
         Total nonperforming assets                            $       5,462    $       4,605
                                                               =============    =============
Allowance for loan losses                                      $       2,448    $       2,265
                                                               =============    =============

Allowance for loan losses to total loans                                0.51%            0.45%
Allowance for loan losses to nonperforming loans                      196.63%           60.26%
Allowance for loan losses to nonperforming assets                      44.82%           49.19%
Nonperforming loans to total loans                                      0.26%            0.75%

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

Other Income

Other income totaled $3.7 million for the fiscal year ended September 30, 2004, a decrease of $751,000, or 17.0%, compared to fiscal 2003, due primarily to a $1.1 million, or 34.8%, decrease in mortgage banking income and a $282,000 reduction in gains on sale of office premises, which were partially offset by a $537,000 increase in gains on sale of investment securities, an $89,000 increase in gains on sale of real estate acquired through foreclosure and a $49,000 increase in other operating income. The decrease in mortgage banking income was due primarily to the decrease in sales volume of $116.0 million, or 46.3%, over the year ended September 30, 2003.

General, Administrative and Other Expense

General, administrative and other expense totaled $12.1 million for the fiscal year ended September 30, 2004, an increase of $1.5 million, or 14.4%, compared to fiscal 2003. The increase was due primarily to an increase in employee compensation and benefits of $740,000, or 12.7%, an increase in other operating expenses of $147,000, or 6.9%, an increase in occupancy and equipment expense of $364,000, or 27.0%, an increase in data processing expense of $80,000, or 17.9%, and an increase in franchise tax expense of $77,000, or 17.5%. Employee compensation and benefits increased primarily due to the decline in deferred salary cost as a result of decreased loan production year to year. The increase in other operating expense was due primarily to increased costs related to foreclosure activity, an increase in professional fees related to the implementation of Sarbanes-Oxley Act of 2002 and pro-rata increases in other operating expenses related to the Corporation's growth year to year. The increase in occupancy and equipment expense was due to lease costs associated with the opening of a new mortgage operations facility and non-capitalizable costs associated with a restructuring and remodeling of the corporate administrative offices and opening a new branch.

Federal Income Taxes

The provision for federal income taxes amounted to $2.3 million for the fiscal year ended September 30, 2004, a decrease of $526,000, or 18.9%, compared to fiscal 2003. The reduction was due primarily to a decline in earnings before taxes of $1.5 million, or 17.5%, which was enhanced by the fiscal 2004 increase in nontaxable interest income. The effective tax rates were 32.3% and 32.8% for the fiscal years ended September 30, 2004 and 2003, respectively.

Pending Acquisition

On August 25, 2004, WesBanco, Inc. ("WesBanco"), WesBanco Bank, Inc., WFC and The Winton and Loan Co. entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of WFC with and into WesBanco.

Pursuant to the Merger Agreement, Winton shareholders will receive for each Winton share owned $20.75 in cash or 0.755 shares of WesBanco common stock, subject to the requirement that 60% of Winton's outstanding shares will be paid in stock and 40% in cash, via a pro ration formula described in the Merger Agreement. The transaction was approved by both companies and the regulatory authorities currently is valued at approximately $102.5 million. The consummation of the merger is subject to regulatory and Winton shareholder approval.

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2003 and 2002

General

The Corporation recorded net earnings totaling $5.7 million for the fiscal year ended September 30, 2003, an increase of $683,000 or 13.6%, compared to net earnings of $5.0 million in net earnings for fiscal 2002. The increase in net earnings was comprised of a $736,000 increase in net interest income, a $655,000 decrease in the provision for losses on loans and a $936,000 increase in other income, which were partially offset by a $1.4 million increase in general, administrative and other expense and a $266,000 increase in the provision for federal income taxes.

Net Interest Income

Total interest income amounted to $31.6 million for fiscal 2003, a decrease of $2.3 million, or 6.8%, from fiscal 2002. The decrease resulted primarily from an 85 basis point decrease in the weighted-average yield to 6.24% in fiscal 2003, which was partially offset by a $28.0 million, or 5.9%, increase in average interest-earning assets year to year.

Interest income on loans and mortgage-backed securities totaled $30.7 million for the year ended September 30, 2003, a decrease of $2.2 million, or 6.6%, compared to fiscal 2002. The decrease resulted primarily from a decrease in the weighted-average yield of 72 basis points, to 6.60% for the fiscal year ended September 30, 2003, which was partially offset by a $16.5 million, or 3.7%, increase in the average balance outstanding.

Interest income on investment securities and interest-bearing deposits decreased by $139,000, or 13.2%, for the fiscal year ended September 30, 2003, compared to fiscal 2002, due primarily to a decrease of 136 basis points in the weighted-average yield, to 2.23% for fiscal 2003, which was partially offset by an $11.6 million, or 39.6%, increase in the average balance outstanding year to year.

Interest expense on deposits decreased by $2.8 million, or 23.0%, for the fiscal year ended September 30, 2003, compared to fiscal 2002. The decrease was primarily attributable to a 110 basis point decrease in the weighted-average cost of deposits, which was partially offset by a $23.3 million, or 7.3%, increase in the average balance of deposits outstanding year to year. The weighted-average cost of deposits amounted to 2.79% and 3.89% for the fiscal years ended September 30, 2003 and 2002, respectively.

Net Interest Income

Interest expense on borrowings decreased by $198,000, or 2.8%, during the fiscal year ended September 30, 2003, compared to fiscal 2002, due to a 26 basis point decrease in the weighted-average cost of borrowings, to 5.36% for fiscal 2003, which was partially offset by a $2.5 million increase in the average balance of borrowings outstanding year to year. The decreases in yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $736,000, or 5.1%, to $15.2 million for the fiscal year ended September 30, 2003, compared to fiscal 2002. The interest rate spread increased by 3 basis points, to 2.74% for fiscal 2003, while the net interest margin declined by 2 basis points, to 3.01% for fiscal 2003, compared to 3.03% for fiscal 2002.

Provision for Losses on Loans

As stated previously, Winton charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, and general economic conditions, particularly as such conditions relate to the Company's loan portfolio and market area. As a result of such analysis, management recorded a $605,000 provision for losses on loans during the fiscal year ended September 30, 2003, compared to a provision of $1.3 million recorded in fiscal 2002. The provision is based on an internal matrix which evaluates reserves based upon delinquency levels, risk classification of credits and inherent factors within the portfolio. There can be no assurance that the allowance for loan losses of the Company will be adequate to cover losses on nonperforming assets in the future.

The following table sets forth information regarding the Company's delinquent loans, nonperforming assets and the allowance for loan losses.

                                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                                               2003                      2002
                                                                                 (Dollars in thousands)
Loans delinquent
  30 to 89 days                                                               $4,999                    $4,730
  90 or more days                                                              3,759                     3,398
                                                                              ------                    ------

         Total delinquent loans                                               $8,758                    $8,128
                                                                              ======                    ======

Loans accounted for on non-accrual basis                                      $3,195                   $   885
Loans greater than 90 days delinquent and still accruing                         564                     2,513
                                                                              ------                    ------
         Total nonperforming loans                                             3,759                     3,398
Real estate acquired through foreclosure                                         846                     2,462
                                                                              ------                    ------

         Total nonperforming assets                                           $4,605                    $5,860
                                                                              ======                    ======

Allowance for loan losses                                                     $2,265                    $1,850
                                                                              ======                    ======

Allowance for loan losses to total loans                                        0.45%                     0.42%
Allowance for loan losses to nonperforming loans                               60.26%                    54.44%
Allowance for loan losses to nonperforming assets                              49.19%                    31.57%
Nonperforming loans to total loans                                              0.75%                     0.76%

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

Other Income

Other income totaled $4.4 million for the fiscal year ended September 30, 2003, an increase of $936,000, or 26.9%, compared to fiscal 2002, due primarily to a $972,000, or 42.1%, increase in mortgage banking income, a $282,000 gain on sale of office premises and a $112,000, or 16.8%, increase in other operating income, which were partially offset by a $13,000 increase in loss on sale of real estate acquired through foreclosure, a $167,000 reduction in gains on sale of investment securities and the absence of a $250,000 gain on sale of deposits recorded in fiscal 2002. The increase in mortgage banking income was due primarily to the increase in sales volume of $126.6 million, or 102.4%, over the year ended September 30, 2002. The Company sold its former Central Parkway branch and a tract of land next to its Harrison Branch, realizing gains of $243,000 and $39,000, respectively. The deposits related to the Central Parkway branch were sold in the fiscal year ended September 30, 2002, with the Company recognizing a $250,000 gain. The increase in other income was primarily attributable to prepayment fees on nonresidential real estate loans, loan payoff statement fees and growth in deposit service charges due to overall fee increases and fees on "Generations Gold," a new checking product introduced in fiscal 2002.

General, Administrative and Other Expense

General, administrative and other expense totaled $10.6 million for the fiscal year ended September 30, 2003, an increase of $1.4 million, or 15.0%, compared to fiscal 2002. The increase was due primarily to an increase in employee compensation and benefits of $631,000, or 12.1%, an increase in other operating expenses of $389,000, or 22.4%, and an increase in occupancy and equipment expense of $266,000, or 24.6%. Employee compensation and benefits increased primarily due to normal merit increases, an overall increase in staffing levels related primarily to the branch addition and increased loan production during the year, and expenses related to increased awards under the incentive bonus and 401(k) plan contributions year to year. The increase in other operating expense was due primarily to increased costs related to foreclosure activity, an increase in professional fees related to the implementation of Sarbanes-Oxley Act of 2002 and pro-rata increases in other operating expenses related to the Corporation's growth year to year. The increase in occupancy and equipment expense was due to lease costs associated with the opening of the new mortgage operations facility and non-capitalizable costs associated with a restructuring and remodeling of the corporate administrative offices and opening of the new branch.

Federal Income Taxes

The provision for federal income taxes amounted to $2.8 million for the fiscal year ended September 30, 2003, an increase of $266,000, or 10.5%, compared to fiscal 2002. The increase was due primarily to an increase in earnings before taxes of $949,000, or 12.6%, partially offset by an increase in nontaxable interest income in fiscal 2003. The effective tax rates were 32.8% and 33.4% for the fiscal years ended September 30, 2003 and 2002, respectively.

                  AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA

The following table sets forth certain information relating to WFC's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Management does not believe that the use of month-end balances instead of daily balances has caused any material differences in the information presented.

                                                                                YEAR ENDED SEPTEMBER 30,
                                                               2004                        2003                       2002
                                                   AVERAGE   INTEREST            AVERAGE INTEREST           AVERAGE INTEREST
                                                 OUTSTANDING   EARNED/ YIELD/OUTSTANDING  EARNED/ YIELD/OUTSTANDING  EARNED/ YIELD/
                                                   BALANCE     PAID     RATE     BALANCE   PAID    RATE    BALANCE    PAID    RATE
                                                                                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable (1)                           $   493,444 $  29,519   5.98%  $459,342 $ 30,456   6.63%  $443,225 $ 32,616   7.36%
  Mortgage-backed securities                           9,571       344   3.59      6,614      277   4.19      6,252      279   4.46
  Investment securities                               19,603       579   2.95     16,361      462   2.82     14,418      616   4.27
  Interest-bearing deposits and other                 16,338       386   2.36     24,430      449   1.84     14,808      434   2.93
                                                 ----------- --------- ------   -------- -------- ------   -------- -------- ------
      Total interest-earning assets                  538,956    30,828   5.72    506,747   31,644   6.24    478,703   33,945   7.09

Non-interest-earning assets                           13,084                      11,735                      9,052
                                                 -----------                    --------                   --------

      Total assets                               $   552,040                    $518,482                   $487,755
                                                 ===========                    ========                   ========

Interest-bearing liabilities:
  Deposits                                       $   363,458     8,503   2.34   $340,535    9,505   2.79   $317,227   12,344   3.89
  FHLB advances and other borrowings                 136,778     6,605   4.83    128,519    6,891   5.36    126,053    7,089   5.62
                                                 ----------- --------- ------   -------- -------- ------   -------- -------- ------
      Total interest-bearing liabilities             500,236    15,108   3.02    469,054   16,396   3.50    443,280   19,433   4.38
                                                             --------- ------            -------- ------            -------- ------

Non-interest-bearing liabilities                       6,277                       6,771                      5,983
                                                 -----------                    --------                   --------

      Total liabilities                              506,513                     475,825                    449,263

Shareholders' equity                                  45,527                      42,657                     38,492
                                                 -----------                    --------                   --------

      Total liabilities and shareholders' equity $   552,040                    $518,482                   $487,755
                                                 ===========                    ========                   ========

Net interest income/interest rate spread                     $  15,720   2.70%           $ 15,248   2.74%           $ 14,512   2.71%
                                                             ========= ======            ======== ======            ======== ======
Net interest margin (net interest income as a
  percent of average interest-earning assets)                            2.92%                      3.01%                      3.03%
                                                                       ======                     ======                     ======

Average interest-earning assets to interest
  -bearing liabilities                                                 107.74%                    108.04%                    107.99%
                                                                       ======                     ======                     ======

---------------------------

(1) Includes loans held for sale and nonaccrual loans, net of the allowance for loan losses.

Rate/Volume Table

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected WFC's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                   YEAR ENDED SEPTEMBER 30,
                                                    2004 VS. 2003                            2003 VS. 2002
                                                       INCREASE                                 INCREASE
                                                      (DECREASE)                               (DECREASE)
                                                       DUE TO                                   DUE TO
                                          VOLUME        RATE          TOTAL         VOLUME        RATE         TOTAL
                                                                        (In thousands)
Interest income attributable to:
  Loans receivable (1)                   $ 2,166       $(3,103)      $  (937)      $ 1,155      $(3,315)      $(2,160)
  Mortgage-backed securities                 110           (43)           67            16          (18)           (2)
  Investment securities                       95            22           117            75         (229)         (154)
  Other interest-earning assets (2)         (172)          109           (63)          215         (200)           15
                                         -------       -------       -------       -------      -------       -------
      Total interest income                2,199        (3,015)         (816)        1,461       (3,762)       (2,301)

Interest expense attributable to:
  Deposits                                   609        (1,611)       (1,002)          854       (3,693)       (2,839)
  Borrowings                                 426          (712)         (286)          137         (335)         (198)
                                         -------       -------       -------       -------      -------       -------
      Total interest expense               1,035        (2,323)       (1,288)          991       (4,028)       (3,037)
                                         -------       -------       -------       -------      -------       -------

Increase in net interest income          $ 1,164       $  (692)      $   472       $   470      $   266       $   736
                                         =======       =======       =======       =======      =======       =======

------------------------------

(1)      Includes loans held for sale.

(2)      Includes interest-bearing deposits.

Liquidity and Capital Resources

Winton, like other financial institutions, is required under applicable federal regulations to maintain sufficient funds to meet deposit withdrawals, loan commitments and expenses. Liquid assets consist of cash and interest bearing deposits in other financial institutions, investments and mortgage-backed securities. Management monitors and assesses liquidity needs daily in order to meet deposit withdrawals, loan commitments and expenses.

The primary sources of funds include deposits, borrowings, principal and interest repayments on loans and proceeds from the sale of mortgage loans. The Company's first preference is to fund liquidity needs with core deposits, if available, in the marketplace. Core deposits include non-interest bearing and interest-bearing retail deposits. Other funding sources included Federal Home Loan Bank advances and brokered deposits through the capital markets.

The following table sets forth information regarding the Corporation's obligations and commitments to make future payments under contract as of September 30, 2004.

                                                                                       PAYMENTS DUE BY PERIOD
                                                                               LESS                             MORE
                                                                               THAN        1-3        3-5       THAN
                                                                              1 YEAR      YEARS      YEARS     5 YEARS      TOTAL
                                                                                                     (In thousands)
Contractual obligations:
  Operating lease obligations                                               $     262   $    413    $    72    $    18    $     765
   Advances from the Federal Home Loan
    Bank and other borrowings                                                  39,500     32,000     22,500     37,088      131,088
  Certificates of deposit                                                     144,483     96,077      8,298         23      248,881

Amount of commitments expiration per period
  Loans commitments to originate:
    Home equity lines of credit                                                25,848          -          -          -       25,848
    Commercial lines of credit                                                  8,581          -          -          -        8,581
    One- to four-family and multi-family loans                                 28,254          -          -          -       28,254
    Non-residential real estate and land loans                                  3,073          -          -          -        3,073
  Commitments to sell loans in the secondary market                            (8,218)         -          -          -       (8,218)
                                                                            ---------   --------    -------    -------    ---------

            Total contractual obligations                                   $ 241,783   $128,490    $30,870    $37,129    $ 438,272
                                                                            =========   ========    =======    =======    =========

The Company's liquidity, represented by cash and cash-equivalents, is a function of its operating, investing and financing activities. These activities are summarized below for the periods indicated.

                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                         2004         2003         2002
                                                                (In thousands)
Net earnings                                           $  4,742     $  5,706     $  5,023
Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities          (465)      22,539      (23,306)
                                                       --------     --------     --------
Net cash provided by (used in) operating activities       4,277       28,245      (18,283)
Net cash used in investing activities                   (11,866)     (63,390)      (2,352)
Net cash provided by financing activities                 3,371       32,676       26,991
                                                       --------     --------     --------
Net increase (decrease) in cash and
  cash equivalents                                       (4,218)      (2,469)       6,356
Cash and cash equivalents at beginning of year            9,496       11,965        5,609
                                                       --------     --------     --------
Cash and cash equivalents at end of year               $  5,278     $  9,496     $ 11,965
                                                       ========     ========     ========

WFC believes that the Company's liquidity posture at September 30, 2004, is adequate to meet outstanding loan commitments and other cash requirements.

Winton is subject to minimum capital standards promulgated by the OTS. Such capital standards generally require the maintenance of regulatory capital sufficient to meet each of the following three requirements: the tangible capital requirement, the core capital requirement and the risk-based capital requirement. At September 30, 2004, Winton's tangible capital of $48.6 million, or 8.8% of adjusted total assets, exceeded the 1.5% requirement by $40.3 million; its core capital of $48.6 million, or 8.8% of adjusted total assets, exceeded the minimum 4.0% requirement by $26.5 million; and its risk-based capital of $51.0 million, or 12.7% of risk-weighted assets, exceeded the 8% requirement by $18.9 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management

WFC's earnings depend primarily upon its net interest income, which is the difference between its interest income on interest-earning assets, such as mortgage loans, investment securities and mortgage-backed securities, and its interest expense paid on interest-bearing liabilities, consisting of deposits and borrowings. As market interest rates change, asset yields and liability costs do not change simultaneously. Due to maturity, repricing and timing differences between interest-earning assets and interest-bearing liabilities, WFC's earnings will be affected differently under various interest rate scenarios. Management believes that the steps which WFC has taken in asset/liability management may reduce the overall vulnerability of WFC's interest rate risk. WFC's principal financial objective is to enhance long-term profitability while reducing exposure to increases in interest rates. To accomplish this objective, WFC has formulated an asset and liability management policy, the principal elements of which are (1) to emphasize the origination of adjustable-rate mortgage loans, (2) to meet the consumer preference for fixed-rate loans in periods of low interest rates by selling the preponderance of such loans in the secondary market, and (3) to lengthen the maturities of liabilities to the extent practicable by marketing longer term certificates of deposit. In order to better compete for deposits, however, Winton has offered market-sensitive certificates of deposit, which result in increased interest expense in rising rate environments. Because interest-rate-sensitive liabilities continue to exceed interest-rate-sensitive assets, Winton would be negatively affected by a rising or protracted high interest rate environment and would be beneficially affected by a declining interest rate environment. At September 30, 2004, approximately $220.3 million, or 40.9%, of Winton's portfolio of interest-earning assets had adjustable rates.

The management and Board of Directors of Winton attempt to manage Winton's exposure to interest rate risk (the sensitivity of an institution's earnings and net asset values to changes in interest rates) in a manner to maintain the market value of portfolio equity within the limits established by the Board of Directors, assuming a permanent and instantaneous parallel shift in interest rates. As a part of its effort to monitor its interest rate risk, Winton utilizes the "net portfolio value" ("NPV") methodology to assess its exposure to interest rate risk. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV which would result from theoretical 100 basis point (100 basis points equals 1%) incremental changes in market interest rates.

The following tables express an analysis of interest rate risk as measured by the change in the NPV ratio for instantaneous and sustained parallel shifts of 100-300 basis points in market interest rates.

                            BOARD LIMIT
CHANGE IN INTEREST RATE    NPV RATIO (1)   SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
    (BASIS POINTS)         NOT LESS THAN       NPV RATIO             NPV RATIO
        +300                   4.00%              6.82%                 4.14%
        +200                   6.00               8.48                  6.05
        +100                   6.50               9.98                  7.93
           -                   7.00              11.22                  9.79
        -100                   7.50              11.91                 10.64
        -200 (2)               8.00                N/A                   N/A
        -300 (2)               8.50                N/A                   N/A

(1) NPV Ratio represents the net portfolio value divided by the present value of assets.

(2) Not meaningful because some market rates would compute to a rate less than zero.

As illustrated in the table, the Company's NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, the amount of interest Winton would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest Winton would pay on its deposits would increase rapidly because Winton's deposits generally have shorter periods to repricing.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities, and early withdrawal levels from certificates of deposit, would likely deviate significantly from those assumed in making the risk calculations.

In the event that interest rates rise, Winton's net interest income could be expected to be negatively affected. Moreover, rising interest rates could negatively affect Winton's earnings due to diminished loan demand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

  CONSOLIDATED STATEMENTS OF EARNINGS

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules are omitted because the required information either is not applicable or is shown in the financial statements or in the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Winton Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Winton Financial Corporation as of September 30, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the years in the three year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winton Financial Corporation as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cincinnati, Ohio
November 5, 2004

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    SEPTEMBER 30,
               ASSETS                                                            2004         2003
                                                                                   (In thousands)
Cash and due from banks                                                        $   2,425    $   1,848
Interest-bearing deposits in other financial institutions                          2,853        7,648
                                                                               ---------    ---------
                Cash and cash equivalents                                          5,278        9,496

Investment securities available for sale - at market                              18,226       21,466
Mortgage-backed securities available for sale - at market                         15,762        2,103
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $2,998 and $4,204 at
  September 30, 2004 and 2003, respectively                                        3,006        4,269
Loans receivable - net                                                           479,152      481,364
Loans held for sale - at lower of cost or market                                   5,603        6,116
Office premises and equipment - at depreciated cost                                7,046        6,131
Real estate acquired through foreclosure                                           4,217          846
Federal Home Loan Bank stock - at cost                                             8,493        8,156
Accrued interest receivable                                                        2,807        2,571
Prepaid expenses and other assets                                                  1,064          786
Intangible assets - net of amortization                                               36           97
Prepaid federal income taxes                                                       1,152          501
                                                                               ---------    ---------

                Total assets                                                   $ 551,842    $ 543,902
                                                                               =========    =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                       $ 364,833    $ 354,296
Advances from the Federal Home Loan Bank                                         129,088      136,612
Other borrowed money                                                               2,000        2,000
Accounts payable on mortgage loans serviced for others                               731          401
Advance payments by borrowers for taxes and insurance                              3,085        2,433
Other liabilities                                                                  1,976        2,459
Deferred federal income taxes                                                      1,717        1,479
                                                                               ---------    ---------
                Total liabilities                                                503,430      499,680

Commitments                                                                            -            -

Shareholders' equity
  Preferred stock - 2,000,000 shares without par value authorized;
    no shares issued                                                                   -            -
  Common stock - 18,000,000 shares without par value authorized;
    4,987,140 and 4,592,884 shares issued at September 30, 2004 and
    2003, respectively                                                                 -            -
  Additional paid-in capital                                                      14,071       11,285
  Retained earnings                                                               35,880       33,213
  Treasury stock - 117,630 and 40,300 shares at September 30, 2004 and
    2003, respectively - at cost                                                  (1,534)        (529)
  Accumulated comprehensive income (loss), unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects           (5)         253
                                                                               ---------    ---------
                Total shareholders' equity                                        48,412       44,222
                                                                               ---------    ---------

                Total liabilities and shareholders' equity                     $ 551,842    $ 543,902
                                                                               =========    =========

The accompanying notes are an integral part of these statements.

                          WINTON FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                          2004       2003        2002
                                                                        (In thousands, except share data)
Interest income
  Loans                                                                  $29,519   $ 30,456    $ 32,616
  Mortgage-backed securities                                                 344        277         279
  Investment securities                                                      579        462         616
  Interest-bearing deposits and other                                        386        449         434
                                                                         -------   --------    --------
               Total interest income                                      30,828     31,644      33,945

Interest expense
  Deposits                                                                 8,503      9,505      12,344
  Borrowings                                                               6,605      6,891       7,089
                                                                         -------   --------    --------
               Total interest expense                                     15,108     16,396      19,433
                                                                         -------   --------    --------

               Net interest income                                        15,720     15,248      14,512

Provision for losses on loans                                                300        605       1,260
                                                                         -------   --------    --------

               Net interest income after provision for losses on loans    15,420     14,643      13,252

Other income
  Mortgage banking income                                                  2,139      3,283       2,311
  Gain on sale of investment and mortgage-backed securities designated
     as available for sale                                                   634         97         264
  Gain on sale of office premises                                              -        282           -
  Gain on sale of deposits                                                     -          -         250
  Gain (loss) on sale of real estate acquired through foreclosure             65        (24)        (11)
  Other operating                                                            826        777         665
                                                                         -------   --------    --------
               Total other income                                          3,664      4,415       3,479

General, administrative and other expense
  Employee compensation and benefits                                       6,582      5,842       5,211
  Occupancy and equipment                                                  1,712      1,348       1,082
  Franchise taxes                                                            517        440         383
  Amortization of intangible assets                                           61         61          61
  Advertising                                                                406        298         286
  Data processing                                                            526        446         423
  Other operating                                                          2,275      2,128       1,739
                                                                         -------   --------    --------
               Total general, administrative and other expense            12,079     10,563       9,185
                                                                         -------   --------    --------

               Earnings before income taxes                                7,005      8,495       7,546

Federal income taxes
  Current                                                                  1,892      2,933       2,472
  Deferred                                                                   371       (144)         51
                                                                         -------   --------    --------
               Total federal income taxes                                  2,263      2,789       2,523
                                                                         -------   --------    --------

               NET EARNINGS                                              $ 4,742   $  5,706    $  5,023
                                                                         =======   ========    ========

               EARNINGS PER SHARE
                 Basic                                                   $  1.03   $   1.27    $   1.13
                                                                         =======   ========    ========

                 Diluted                                                 $  1.01   $   1.23    $   1.10
                                                                         =======   ========    ========

The accompanying notes are an integral part of these statements.

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                      2004       2003       2002
                                                                           (In thousands)
Net earnings                                                         $ 4,742    $ 5,706    $ 5,023

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $82, $(12) and $(25) in
    2004, 2003 and 2002, respectively                                    160        (23)       (49)

  Reclassification adjustment for realized gains
    included in earnings, net of taxes of $216, $33 and $90 in
    2004, 2003 and 2002, respectively                                   (418)       (64)      (174)
                                                                     -------    -------    -------

Comprehensive income                                                 $ 4,484    $ 5,619    $ 4,800
                                                                     =======    =======    =======

Accumulated comprehensive income (loss)                              $    (5)   $   253    $   340
                                                                     =======    =======    =======

The accompanying notes are an integral part of these statements.

                          WINTON FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             UNREALIZED
                                                                           GAINS (LOSSES)
                                            ADDITIONAL                     ON SECURITIES
                                    COMMON   PAID-IN   RETAINED   TREASURY   AVAILABLE
                                     STOCK   CAPITAL   EARNINGS     STOCK     FOR SALE      TOTAL
                                                  (In thousands, except share data)
Balance at October 1, 2001             $-    $10,142   $ 25,985    $     -    $ 563        $ 36,690

Proceeds from exercise of
  stock options                         -        179          -          -        -             179
Purchase of treasury shares             -          -          -         (5)       -              (5)
Net earnings for the year
  ended September 30, 2002              -          -      5,023          -        -           5,023
Unrealized losses on securities
  designated as available for
  sale, net of related tax effects      -          -          -          -     (223)           (223)
Cash dividends of $.37 per share        -          -     (1,648)         -        -          (1,648)
                                       --    -------   --------    -------    -----        --------

Balance at September 30, 2002           -     10,321     29,360         (5)     340          40,016

Proceeds from exercise of
  stock options                         -        964          -          -        -             964
Purchase of treasury shares             -          -          -       (524)       -            (524)
Net earnings for the year
  ended September 30, 2003              -          -      5,706          -        -           5,706
Unrealized losses on securities
  designated as available for
  sale, net of related tax effects      -          -          -          -      (87)            (87)
Cash dividends of $.41 per share        -          -     (1,853)         -        -          (1,853)
                                       --    -------   --------    -------    -----        --------

Balance at September 30, 2003           -     11,285     33,213       (529)     253          44,222

Proceeds from exercise of
  stock options                         -      2,786          -          -        -           2,786
Purchase of treasury shares             -          -          -     (1,005)       -          (1,005)
Net earnings for the year
  ended September 30, 2004              -          -      4,742          -        -           4,742
Unrealized losses on securities
  designated as available for
  sale, net of related tax effects      -          -          -          -     (258)           (258)
Cash dividends of $.45 per share        -          -     (2,075)         -        -          (2,075)
                                       --    -------   --------    -------    -----        --------

Balance at September 30, 2004          $-    $14,071   $ 35,880    $(1,534)   $  (5)       $ 48,412
                                       ==    =======   ========    =======    =====        ========


The accompanying notes are an integral part of these statements.

                          WINTON FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                                   2004         2003         2002
                                                                                          (In thousands)
Cash flows from operating activities:
  Net earnings for the year                                                      $   4,742    $   5,706    $   5,023
  Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
    Amortization of premiums and discounts on investments and
      mortgage-backed securities - net                                                 106           65           87
    Amortization of deferred loan origination fees                                    (240)        (199)        (188)
    Depreciation and amortization                                                      724          471          433
    Amortization of intangible assets                                                   61           61           61
    Gain on sale of office premises                                                      -         (282)           -
    Gain on sale of deposits                                                             -            -         (250)
    Gain on sale of investment and mortgage-backed securities designated
      as available for sale                                                           (634)         (97)        (264)
    (Gain) loss on sale of real estate acquired through foreclosure                    (65)          24           11
    Provision for losses on loans                                                      300          605        1,260
    Gain on sale of mortgage loans                                                  (1,906)      (3,217)      (1,936)
    Loans disbursed for sale in the secondary market                              (133,812)    (227,786)    (148,445)
    Proceeds from sale of loans in the secondary market                            136,231      253,497      125,610
    Federal Home Loan Bank stock dividends                                            (337)        (328)        (370)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     (236)         296          338
      Prepaid expenses and other assets                                               (278)        (263)         144
      Accounts payable on mortgage loans serviced for others                           330         (274)          (7)
      Other liabilities                                                               (429)         314          521
      Federal income taxes
        Current                                                                       (651)        (204)        (362)
        Deferred                                                                       371         (144)          51
                                                                                 ---------    ---------    ---------
               Net cash provided by (used in) operating activities                   4,277       28,245      (18,283)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                    8,000       11,315        6,675
  Proceeds from sale of investment securities designated as available for sale      11,121        3,622        5,179
  Purchase of investment securities designated as available for sale               (15,629)     (23,395)     (10,815)
  Proceeds from sale of mortgage-backed securities designated as
    available for sale                                                                   -            -        1,927
  Principal repayments on mortgage-backed securities                                 2,052        1,574        2,310
  Purchase of mortgage-backed securities designated as available for sale          (14,563)      (2,000)      (1,917)
  Purchase of mortgage-backed securities designated as held to maturity                  -            -       (1,013)
  Loan principal repayments                                                        155,506      227,155      161,748
  Loan disbursements                                                              (157,441)    (283,634)    (166,841)
  Proceeds from sale of loan participations                                            125        3,029        1,100
  Purchase and renovation of office premises and equipment                          (1,621)      (3,260)        (739)
  Proceeds from sale of office premises and equipment                                    -          529            -
  Proceeds from sale of real estate acquired through foreclosure                       603        1,847           34
  Additions to real estate acquired through foreclosure                                (19)        (172)           -
                                                                                 ---------    ---------    ---------
               Net cash used in investing activities                               (11,866)     (63,390)      (2,352)
                                                                                 ---------    ---------    ---------

               Net cash used in operating and investing
                 activities (balance carried forward)                               (7,589)     (35,145)     (20,635)
                                                                                 ---------    ---------    ---------

                          WINTON FINANCIAL CORPORATION

                                                                       YEAR ENDED SEPTEMBER 30,
                                                                     2004         2003        2002
                                                                            (In thousands)
               Net cash used in operating and investing
                 activities (balance brought forward)              $  (7,589)   $(35,145)   $(20,635)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts, including purchased deposits      10,537      21,301      24,091
  Sale of deposit accounts                                                 -           -      (7,806)
  Proceeds from Federal Home Loan Bank advances and
    other borrowings                                                  97,000      64,000      95,500
  Repayment of Federal Home Loan Bank advances                      (104,524)    (51,815)    (83,741)
  Advances by borrowers for taxes and insurance                          652         603         421
  Proceeds from exercise of stock options                              2,786         964         179
  Dividends paid on common stock                                      (2,075)     (1,853)     (1,648)
  Purchase of treasury shares                                         (1,005)       (524)         (5)
                                                                   ---------    --------    --------
               Net cash provided by financing activities               3,371      32,676      26,991
                                                                   ---------    --------    --------

Net increase (decrease) in cash and cash equivalents                  (4,218)     (2,469)      6,356

Cash and cash equivalents at beginning of year                         9,496      11,965       5,609
                                                                   ---------    --------    --------

Cash and cash equivalents at end of year                           $   5,278    $  9,496    $ 11,965
                                                                   =========    ========    ========

Supplemental disclosure of cash flow information:

  Cash paid during the year for:
    Federal income taxes                                           $   1,737    $  2,882    $  2,792
                                                                   =========    ========    ========

    Interest on deposits and borrowings                            $  15,227    $ 16,395    $ 19,566
                                                                   =========    ========    ========

Supplemental disclosure of noncash investing activities:

  Transfers from loans to real estate acquired through
    foreclosure                                                    $   3,962    $     47    $  2,039
                                                                   =========    ========    ========

  Issuance of mortgage loans upon sale of real estate
    acquired through foreclosure                                   $     151    $  1,307    $     50
                                                                   =========    ========    ========

  Unrealized losses on securities designated as
    available for sale, net of related tax effects                 $    (258)   $    (87)   $   (223)
                                                                   =========    ========    ========

  Recognition of mortgage servicing rights in
    accordance with SFAS No. 140                                   $     619    $    334    $    364
                                                                   =========    ========    ========

The accompanying notes are an integral part of these statements.

                          WINTON FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Winton Financial Corporation ("Winton Financial" or the "Corporation") is a savings and loan holding company whose activities are primarily limited to holding the stock of The Winton Savings and Loan Co. ("Winton Savings" or the "Company"). The Company conducts a general banking business in southwestern Ohio and southeastern Indiana, which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Company's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Company can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

      The financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

      The following is a summary of the significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

      1.  Principles of Consolidation

      The consolidated financial statements include the accounts of Winton Financial, its wholly-owned subsidiary, Winton Savings, and its wholly-owned subsidiary, Alpine Terrace II. In addition, during fiscal 2004, Winton Financial acquired 51% of Walnut Street Enterprises L.L.C., a real estate rental company which has been consolidated in the fiscal 2004 consolidated financial statements. Winton Savings formed Alpine Terrace II for the primary purpose of marketing and selling certain real estate acquired through foreclosure. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

      2.  Investment Securities and Mortgage-Backed Securities

      The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to shareholders' equity. Investment and mortgage-backed securities are classified as held-to-maturity or available for sale upon acquisition.

      Realized gains and losses on the sale of investment and mortgage-backed securities are recognized using the specific identification method.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      3.  Loans Receivable

      Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees, the allowance for loan losses and premiums and discounts on loans purchased and sold. Premiums and discounts on loans purchased and sold are amortized and accreted to operations using the interest method over the average life of the underlying loans.

      Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of principal is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

      Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees are deducted from the principal balances of the related loans. At September 30, 2004 and 2003, loans held for sale were carried at cost.

      Winton Savings accounts for mortgage servicing rights pursuant to the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that Winton Savings recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to mortgage servicing rights.

      SFAS No. 140 requires that capitalized mortgage servicing rights be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 140, are segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources, including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

      The Company recorded amortization related to mortgage servicing rights totaling approximately $159,000, $539,000 and $299,000 for the years ended September 30, 2004, 2003 and 2002, respectively. At September 30, 2004, the fair value and carrying value of the Company's mortgage servicing rights totaled approximately $1.1 million and $978,000, respectively. At September 30, 2003, the fair value and carrying value of the Company's mortgage servicing rights totaled approximately $660,000 and $519,000, respectively.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      4.  Loan Origination and Commitment Fees

      The Company accounts for loan origination fees in accordance with the provisions of SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the interest method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Company's experience with similar commitments, are deferred and amortized over the life of the related loan using the interest method. Fees for other commitments are deferred and amortized over the loan commitment period on a straight-line basis.

      5.  Allowance for Loan Losses

      It is the Company's policy to provide valuation allowances for estimated losses on loans based on past loss experience, current trends in the level of delinquent and problem loans, loan concentrations to single borrowers, changes in the composition of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in its primary lending areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans, including development projects, and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

      The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral.

      A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in nonresidential and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

      Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

      At September 30, 2004 and 2003, the Company had no loans that would be defined as impaired under SFAS No. 114.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      6.  Office Premises and Equipment

      Office premises and equipment are carried at cost, net of accumulated depreciation, and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line and accelerated methods over the useful lives of the assets, estimated to be thirty to forty years for buildings, five to fifteen years for building improvements and three to fifteen years for furniture and equipment. An accelerated depreciation method is used for tax reporting purposes.

      7.  Real Estate Acquired through Foreclosure

      Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

      8.  Federal Income Taxes

      The Corporation accounts for federal income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

      Deferral of income taxes results primarily from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, mortgage servicing rights, the general loan loss allowance and the percentage of earnings bad debt deduction. Additionally, a temporary difference is recognized for depreciation utilizing accelerated methods for federal income tax purposes.

      9.  Amortization of Intangible Assets

      Intangible assets arising from the acquisition of deposits from another financial institution are being amortized on the straight-line method over a ten-year period.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      10.  Employee Benefit Plans

      The Company has a contributory 401(k) profit sharing plan covering all employees who have attained the age of 21 and have completed six months of service. Contributions to the plan are voluntary and are matched at the discretion of the Board of Directors. Contributions to the plan by the Company totaled $278,000, $314,000 and $126,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

      The Corporation had an Employee Stock Ownership Plan ("ESOP") which provided retirement benefits for substantially all employees who had completed one year of service. Contributions of $137,000 were made to the ESOP for the year ended September 30, 2002. Effective February 28, 2002, the ESOP was merged into the Company's 401(k) profit sharing plan.

      11.  Earnings Per Share

      Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Company's stock option plans. The computations are as follows:

                                      FOR THE YEARS ENDED SEPTEMBER 30,
                                        2004        2003        2002
Weighted-average common shares
  outstanding (basic)                 4,577,292   4,506,995   4,451,737
Dilutive effect of assumed exercise
  of stock options                      101,645     123,360     116,216
                                      ---------   ---------   ---------
Weighted-average common shares
  outstanding (diluted)               4,678,937   4,630,355   4,567,953
                                      =========   =========   =========

      Options to purchase 125,500 and 185,500 shares of common stock with a respective weighted-average exercise price of $13.25 and $12.53 were outstanding at September 30, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for those respective years because the exercise prices were greater than the average market price of common shares.

      12.  Stock Option Plans

      Shareholders of the Corporation have approved stock option plans that provide for the issuance of up to 1,498,165 shares of authorized but unissued shares of common stock to be granted at the discretion of the Board of Directors at the fair value at the date of grant. Under the 1988 Stock Option Plan, 649,680 common shares were reserved for issuance to directors, officers, and key employees of the Corporation and Winton Savings. Additional options may not be granted under the 1988 Plan. At September 30, 2004, 107,774 options under the 1988 Plan were subject to exercise at the discretion of the grantees through fiscal 2008. The 1999 Stock Option Plan reserved 401,530 common shares for issuance to directors, officers, and key employees of the Corporation and Winton Savings. At September 30, 2004, 292,030 options under the 1999 Plan were subject to exercise at the discretion of the grantees through fiscal 2013, while 10,000 options were ungranted. The 2003 Stock Option Plan reserved 446,955 common shares for issuance to directors, officers and key employers of the Corporation and Winton Savings. At September 30, 2004, 99,470 options under the 2003 Plan were subject to exercise at the discretion of the grantees through fiscal 2013, while 347,485 options were ungranted.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      12. Stock Option Plans (continued)

      The Corporation accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits companies to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The ability to utilize alternative accounting for stock options under APB Opinion No. 25 is presently under review. However, in view of the pending business combination discussed in Note M, management does not believe revisions to the accounting literature will have a material effect on the Corporation's results of operations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

      The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reported at the pro-forma amounts indicated below:

                                                                       2004        2003           2002
Net earnings (In thousands)                         As reported      $4,742       $5,706         $5,023
                           Stock-based compensation, net of tax        (166)           -              -
                                                                     ------       ------         ------
                                                      Pro-forma      $4,576       $5,706         $5,023
                                                                     ======       ======         ======

Earnings per share
  Basic                                             As reported      $ 1.03       $ 1.27         $ 1.13
                           Stock-based compensation, net of tax       (0.03)           -              -
                                                                     ------       ------         ------
                                                      Pro-forma      $ 1.00       $ 1.27         $ 1.13
                                                                     ======       ======         ======

  Diluted                                           As reported      $ 1.01       $ 1.23         $ 1.10
                           Stock-based compensation, net of tax       (0.03)           -              -
                                                                     ------       ------         ------
                                                      Pro-forma      $ 0.98       $ 1.23         $ 1.10
                                                                     ======       ======         ======

      The fair value of each option grant was estimated on the date of grant using the modified Black-Scholes options-pricing model. The following assumptions were used for grants in fiscal 2004: dividend yield of 3.60%, expected volatility of 54.8%, risk-free interest rate of 3.00% and an expected life of ten years.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      12. Stock Option Plans (continued)

      A summary of the status of the Corporation's stock option plans as of September 30, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below:

                                                       2004                       2003                        2002
                                                              WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                              AVERAGE                     AVERAGE                     AVERAGE
                                                              EXERCISE                   EXERCISE                    EXERCISE
                                                SHARES         PRICE         SHARES        PRICE        SHARES          PRICE
Outstanding at beginning of year               674,130        $  8.86        801,960       $8.33       831,000        $   8.23
Granted                                        105,500          13.00              -           -             -               -
Exercised                                     (270,356)          7.32       (127,830)       5.41       (27,040)           5.00
Forfeited                                      (10,000)         12.13              -           -        (2,000)          10.06
                                              --------        -------       --------       -----       -------        --------
Outstanding at end of year                     499,274        $ 10.51        674,130       $8.86       801,960        $   8.33
                                              ========        =======       ========       =====       =======        ========
Options exercisable at year-end                499,274        $ 10.51        674,130       $8.86       801,960        $   8.33
                                              ========        =======       ========       =====       =======        ========
Weighted-average fair value of
  options granted during the year                             $  2.38                      $   -                      $      -
                                                              =======                      =====                      ========

      The following information applies to options outstanding at September 30, 2004:

Number outstanding                                                                              274,274
Range of exercise prices                                                                $  6.75 - $9.94
Number outstanding                                                                              225,000
Range of exercise prices                                                                $13.00 - $13.25
Weighted-average exercise price                                                                  $10.51
Weighted-average remaining contractual life                                                         4.6

      13. Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-bearing deposits due from other financial institutions with original maturities of less than ninety days.

      14. Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. When quoted market prices are not available for financial instruments, fair values are based on estimates using present value and other valuation methods.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      14. Fair Value of Financial Instruments (continued)

      The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

      The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2004 and 2003:

                  Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

                  Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

                  Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

                  Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

                  Deposits: The fair value of NOW accounts, passbook and club accounts, advance payments and amounts due on loans serviced for others are deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

                  Advances from the Federal Home Loan Bank and other borrowed money: The fair value of these borrowings is estimated using the interest rates currently offered for borrowings of similar remaining maturities or, when available, quoted market prices.

                  Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at September 30, 2004 and 2003, was not material.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      14. Fair Value of Financial Instruments (continued)

      Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows at September 30:

                                                                            2004                                 2003
                                                                  CARRYING            FAIR             CARRYING           FAIR
                                                                    VALUE             VALUE             VALUE             VALUE
                                                                                         (In thousands)
Financial assets
  Cash and cash equivalents                                     $    5,278         $   5,278          $   9,496          $  9,496
  Investment securities designated
    as available for sale                                           18,226            18,226             21,466            21,466
  Mortgage-backed securities designated
    as available for sale                                           15,762            15,762              2,103             2,103
  Mortgage-backed securities held to maturity                        3,006             2,998              4,269             4,204
  Loans receivable - net                                           484,755           510,215            487,480           503,510
  Federal Home Loan Bank stock                                       8,493             8,493              8,156             8,156
                                                                ----------         ---------          ---------          --------
                                                                $  535,520         $ 560,972          $ 532,970          $548,935
                                                                ==========         =========          =========          ========
Financial liabilities
  Deposits                                                      $  364,833         $ 368,059          $ 354,296          $361,141
 Advances from Federal Home Loan Bank and
     other borrowed money                                          131,088           135,409            138,612           147,088
 Advance payments and amounts due on loans
    serviced for others                                              3,816             3,816              2,834             2,834
                                                                ----------         ---------          ---------          --------
                                                                $  499,737         $ 507,284          $ 495,742          $511,063
                                                                ==========         =========          =========          ========

      15. Advertising

      Advertising costs are expensed when incurred.

      16. Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 consolidated financial statement presentation.

      17. Recent Accounting Developments

      In December 2003, the FASB issued FASB Interpretation No. 46(R) ("FIN 46(R)"), "Consolidation of Variable Interest Entities." FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46(R) apply to existing entities in the first fiscal year ending after December 15,

      2004. Winton Financial has consolidated all variable interest entities without material effect on its financial condition or results of operations.

                          WINTON FINANCIAL CORPORATION

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      17. Recent Accounting Developments (continued)

      In March 2004, the Emerging Issues Task Force ("EITF") issued EITF 03-01, "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments." EITF 03-01 requires that unrealized losses on investment securities that are deemed other-than-temporary be recorded as an adjustment to operations. The Statement applies both to securities designated as held to maturity and those designated as available for sale. EITF 03-01 provides that unrealized losses may be viewed as other-than-temporary as a result not only due to deterioration of the credit quality of the issuer, but due to changes in the interest rate environment as well. An investor must be able to demonstrate the positive ability and intent to hold such securities until a forecasted recovery takes place or until maturity of the security. EITF 03-01 requires separate disclosure related to unrealized losses for securities that have been in an unrealized loss position for a period of less than twelve months and for those that have been in an unrealized loss position for a period greater than twelve months, for financial statements issued for years ending after December 15, 2003. The loss recognition provisions of other-than-temporary losses under EITF 03-01 are effective September 30, 2004. It is management's belief that, given Winton Financial's liquidity position, and assuming no credit quality concerns, EITF 03-01 will have no material effect on Winton Financial's consolidated financial statements.

      In March 2004, the FASB issued a proposed Statement, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions, including stock option grants, using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. Issuance of the final standards are not expected prior to the business combination in Note M.

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES

      Amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30 are summarized as follows:

                                                                                               2004
                                                                                     GROSS               GROSS            ESTIMATED
                                                                  AMORTIZED        UNREALIZED          UNREALIZED           FAIR
                                                                    COST             GAINS               LOSSES            VALUE
                                                                                        (In thousands)
AVAILABLE FOR SALE:
  U.S. Government and agency obligations                          $11,254            $  29              $ (59)             $11,224
  Corporate equity securities                                         145                -                  -                  145
  Municipal bonds                                                   6,772              101                (16)               6,857
                                                                  -------            -----              -----              -------
       Total investment securities                                $18,171            $ 130              $ (75)             $18,226
                                                                  =======            =====              =====              =======

                          WINTON FINANCIAL CORPORATION

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

                                                                                             2003
                                                                                   GROSS               GROSS           ESTIMATED
                                                           AMORTIZED             UNREALIZED          UNREALIZED         FAIR
                                                             COST                  GAINS               LOSSES           VALUE
                                                                                        (In thousands)
AVAILABLE FOR SALE:
  U.S. Government and agency obligations                   $  8,046                $  58              $    (1)         $  8,103
  Corporate equity securities                                   209                  397                    -               606
  Municipal bonds                                            12,850                  119                 (212)           12,757
                                                           --------                -----              -------          --------
       Total investment securities                         $ 21,105                $ 574              $  (213)         $ 21,466
                                                           ========                =====              =======          ========

      The amortized cost and estimated fair value of U.S. Government and agency obligations and municipal bonds at September 30, 2004 and 2003, by term to maturity are shown below.

                                                          2004                                               2003
                                                                  ESTIMATED                                           ESTIMATED
                                             AMORTIZED              FAIR                         AMORTIZED              FAIR
                                               COST                 VALUE                           COST                VALUE
                                                                               (In thousands)
Due in one year or less                     $         -          $         -                     $   4,025            $   4,033
Due in one to three years                         6,072                6,050                         3,020                3,059
Due in three to five years                        5,048                5,077                           421                  430
Due in five to ten years                          6,512                6,563                         8,978                8,993
Due after ten years                                 394                  391                         4,452                4,345
                                            -----------          -----------                     ---------            ---------
                                            $    18,026          $    18,081                     $  20,896            $  20,860
                                            ===========          ===========                     =========            =========

      At September 30, 2004, investment securities with a carrying value of $1.0 million were pledged to secure public deposits.

      Proceeds from sales of investment securities totaled $11.1 million, $3.6 million and $5.2 million in fiscal 2004, 2003 and 2002, respectively, resulting in gross realized gains of $634,000, $97,000 and $264,000 in those respective years.

                          WINTON FINANCIAL CORPORATION

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

      The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at September 30, 2004 and 2003, are shown below.

                                                                                          2004
                                                                               GROSS                   GROSS              ESTIMATED
                                                        AMORTIZED           UNREALIZED              UNREALIZED              FAIR
                                                           COST                GAINS                  LOSSES                VALUE
                                                                                     (In thousands)
HELD TO MATURITY:
  Federal Home Loan Mortgage Corporation
    participation certificates                          $   1,194           $        2              $      (18)           $   1,178
  Government National Mortgage Association
    participation certificates                                 93                    3                       -                   96
  Federal National Mortgage Association
    participation certificates                              1,719                   15                     (10)               1,724
                                                        ---------           ----------              ----------            ---------
       Total mortgage-backed securities
         held to maturity                                   3,006                   20                     (28)               2,998

AVAILABLE FOR SALE:
  Federal Home Loan Mortgage Corporation
    participation certificates                              3,812                   10                     (36)               3,786
  Government National Mortgage Association
    participation certificates                              6,535                   19                     (81)               6,473
  Federal National Mortgage Association
    participation certificates                              5,478                   31                      (6)               5,503
                                                        ---------           ----------              ----------            ---------
       Total mortgage-backed securities
         available for sale                                15,825                   60                    (123)              15,762
                                                        ---------           ----------              ----------            ---------
       Total mortgage-backed securities                 $  18,831           $       80              $     (151)           $  18,760
                                                        =========           ==========              ==========            =========

                                                                                 2003
                                                                      GROSS                   GROSS               ESTIMATED
                                                AMORTIZED           UNREALIZED              UNREALIZED              FAIR
                                                  COST                GAINS                   LOSSES                VALUE
                                                                             (In thousands)
HELD TO MATURITY:
  Federal Home Loan Mortgage Corporation
    Participation certificates                  $   1,643           $        -              $      (39)           $   1,604
  Government National Mortgage Association
    Participation certificates                        151                    2                       -                  153
  Federal National Mortgage Association
    Participation certificates                      2,287                    2                     (30)               2,259
  Residential Funding Corporation
    Collateralized mortgage obligations               188                    -                       -                  188
                                                ---------           ----------              ----------            ---------
       Total mortgage-backed securities
         held to maturity                           4,269                    4                     (69)               4,204

AVAILABLE FOR SALE:
  Government National Mortgage Association
    Participation certificates                        137                    1                       -                  138
  Federal National Mortgage Association
    Participation certificates                      1,944                   21                       -                1,965
                                                ---------           ----------              ----------            ---------
       Total mortgage-backed securities
         available for sale                         2,081                   22                       -                2,103
                                                ---------           ----------              ----------            ---------
       Total mortgage-backed securities         $   6,350           $       26              $      (69)           $   6,307
                                                =========           ==========              ==========            =========

                          WINTON FINANCIAL CORPORATION

NOTE B - INVESTMENT AND MORTGAGE-BACKED SECURITIES (continued)

      The amortized cost of mortgage-backed securities, including those designated as available for sale, by contractual terms to maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                             SEPTEMBER 30,
                                                                   2004                       2003
                            (In thousands)
Due within three years                                         $         2                   $     33
Due after three years through five years                                28                          -
Due after five years through ten years                               4,144                         48
Due after ten years through twenty years                             2,603                      3,289
Due after twenty years                                              12,054                      2,980
                                                               -----------                   --------
                                                               $    18,831                   $  6,350
                                                               ===========                   ========

      Mortgage-backed securities with a carrying value of $620,000 were pledged to secure public deposits at September 30, 2004.

      There were no sales of mortgage-backed securities in either fiscal 2004 or fiscal 2003.

      The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2004.

                                LESS THAN 12 MONTHS                  12 MONTHS OR LONGER                         TOTAL
   DESCRIPTION OF         NUMBER OF    FAIR     UNREALIZED   NUMBER OF     FAIR      UNREALIZED   NUMBER OF     FAIR    UNREALIZED
     SECURITIES         INVESTMENTS    VALUE      LOSSES    INVESTMENTS    VALUE       LOSSES    INVESTMENTS    VALUE    LOSSES
                                                                   (Dollars in thousands)
Municipal obligations        -       $      -   $        -       4       $  1,556    $      (16)      4       $  1,556  $     (16)
U.S. Government
  agency obligations         4          6,195          (59)      -              -             -       4          6,195        (59)
Mortgage-backed
  securities                 5          6,959         (123)      -              -             -       5          6,959       (123)
                          ----       --------   ----------    ----       --------    ----------      --       --------  ---------

Total temporarily
  impaired securities        9       $ 13,154   $     (182)      4       $  1,556    $      (16)     13       $ 14,710  $    (198)
                          ====       ========   ==========    ====       ========    ==========      ==       ========  =========

      Management has the intent to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

                          WINTON FINANCIAL CORPORATION

NOTE C - LOANS RECEIVABLE

      The composition of the loan portfolio at September 30 is as follows:

                                                  2004           2003
                                                     (In thousands)
Residential real estate
  One- to four-family                           $280,180       $283,998
  Multi-family                                    73,891         76,552
  Construction                                    26,370         30,002
Nonresidential real estate and land               95,612         97,015
Nonresidential construction                        3,795          3,644
Consumer and other                                17,846         10,096
                                                --------       --------
                                                 497,694        501,307
Less:
  Undisbursed portion of loans in process         15,477         17,134
  Deferred loan origination fees                     617            544
  Allowance for loan losses                        2,448          2,265
                                                --------       --------

                                                $479,152       $481,364
                                                ========       ========

      The Company's lending efforts have historically focused on one- to four-family residential and multi-family residential real estate loans, which comprise approximately $365.0 million, or 76%, and $373.4 million, or 78%, of the total loan portfolio at September 30, 2004 and 2003, respectively. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Company with adequate collateral coverage in the event of default. Nevertheless, the Company, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending area of southwestern Ohio, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Company's primary lending area are presently stable.

      As discussed previously, the Company has sold whole loans and participating interests in loans in the secondary market, periodically retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $158.6 million and $87.7 million at September 30, 2004 and 2003, respectively. At September 30, 2004, loans sold with recourse totaled $947,000.

NOTE D - ALLOWANCE FOR LOAN LOSSES

      The activity in the allowance for loan losses is summarized as follows for the years ended September 30:

                                     2004           2003           2002
                                               (In thousands)
Beginning balance                   $ 2,265        $ 1,850        $ 1,194
Provision for losses on loans           300            605          1,260
Charge-off of loans                    (162)          (242)          (670)
Recoveries of loan losses                45             52             66
                                    -------        -------        -------

Ending balance                      $ 2,448        $ 2,265        $ 1,850
                                    =======        =======        =======

                          WINTON FINANCIAL CORPORATION

NOTE D - ALLOWANCE FOR LOAN LOSSES (continued)

      At September 30, 2004, the Company's allowance for loan losses was solely general in nature, which is includible as a component of regulatory risk-based capital.

      Nonperforming loans at September 30, 2004, 2003 and 2002, totaled $1.2 million, $3.8 million and $3.4 million, respectively. Interest income that would have been recognized had nonperforming loans performed pursuant to contractual terms totaled approximately $33,000, $146,000 and $49,000 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

 NOTE E - OFFICE PREMISES AND EQUIPMENT

      Office premises and equipment is comprised of the following at September
      30:

                                            2004         2003
                                              (In thousands)
Land                                      $   740       $   706
Office buildings and improvements           5,636         5,028
Furniture, fixtures and equipment           5,566         4,818
Construction in process                        56           174
                                          -------       -------
                                           11,998        10,726
  Less accumulated depreciation and
    amortization                            4,952         4,595
                                          -------       -------

                                          $ 7,046       $ 6,131
                                          =======       =======

      During fiscal 2002, the Company began construction and remodeling projects for two office locations. The Company completed these projects in fiscal 2003 at a total cost of $1.7 million. During fiscal 2004, the Company finished a branch renovation project and relocated an existing branch to a more strategic location.

      The Company leases certain of its office locations and automobiles under operating lease agreements. At September 30, 2004, the Company's outstanding future lease obligations were as follows:

       YEAR ENDED
       SEPTEMBER 30,                             (In thousands)
         2005                                         $262
         2006                                          233
         2007                                          180
         2008                                           72
2009 and thereafter                                     18
                                                      ----

                                                      $765
                                                      ====

      The Company recognized operating lease expense totaling $314,000, $309,000 and $177,000 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

                          WINTON FINANCIAL CORPORATION

NOTE F - DEPOSITS

      Deposits consist of the following major classifications at September 30:

Deposit type and weighted-average interest rate                        2004                     2003
                                                                               (In thousands)
Checking accounts
  2004 - 0.60%                                                       $  36,370
  2003 - 0.56%                                                                                $ 38,375
Passbook and Club accounts
  2004 - 1.17%                                                          79,582
  2003 - 1.26%                                                                                  75,583
                                                                     ---------                --------

       Total checking, passbook and club deposits                      115,952                 113,958

Certificates of deposit
  Original maturities of:
    12 months or less
      2004 - 2.11%                                                      34,074
      2003 - 1.89%                                                                              28,463
    More than 12 months through 36 months
      2004 - 2.71%                                                     145,208
      2003 - 2.91%                                                                             142,871
    More than 36 months
      2004 - 4.79%                                                      31,071
      2003 - 5.01%                                                                              31,087
  Individual Retirement and Keogh
    2004 - 3.06%                                                        38,528
    2003 - 3.47%                                                                                37,917
                                                                     ---------                --------

     Total certificates of deposit                                     248,881                 240,338
                                                                     ---------                --------

     Total deposit accounts                                          $ 364,833                $354,296
                                                                     =========                ========

      The Company had savings accounts with balances equal to or in excess of $100,000 totaling $95.5 million and $74.9 million at September 30, 2004 and 2003, respectively.

      Interest expense on deposits for the fiscal years ended September 30 is summarized as follows:

                                                  2004          2003          2002
                                                            (In thousands)
Passbook and money market deposit accounts       $   914       $   985       $ 1,332
NOW accounts                                         234           195           193
Certificates of deposit                            7,355         8,325        10,819
                                                 -------       -------       -------

                                                 $ 8,503       $ 9,505       $12,344
                                                 =======       =======       =======

                          WINTON FINANCIAL CORPORATION

NOTE F - DEPOSITS (continued)

      Maturities of outstanding certificates of deposit at September 30 are summarized as follows:

                                2004           2003
                                   (In thousands)
Less than one year            $144,483       $113,907
One year to three years         96,077        107,373
More than three years            8,321         19,058
                              --------       --------

                              $248,881       $240,338
                              ========       ========

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

      Advances from the Federal Home Loan Bank, collateralized at September 30, 2004, by pledges of certain residential mortgage loans totaling $174.3 million and the Company's investment in Federal Home Loan Bank stock, are summarized as follows:

                                        MATURING FISCAL
INTEREST RATE                            YEAR ENDING IN               2004                         2003
                                                                           (Dollars in thousands)
2.65% - 6.90%                               2004                    $      -                     $ 38,021
2.03% - 6.90%                               2005                      39,500                       33,000
2.75% - 6.92%                               2006                      13,000                       13,000
3.33% - 6.97%                               2007                      17,000                       16,000
3.31% - 5.87%                               2008                      13,500                        5,500
2.50% - 5.87%                             Thereafter                  46,088                       31,091
                                                                    --------                     --------

                                                                    $129,088                     $136,612
                                                                    ========                     ========

Weighted-average interest rate                                          4.74%                       4.93%
                                                                    ========                     ========

NOTE H - OTHER BORROWED MONEY

      Winton Financial has a $6.0 million line of credit with another financial institution, with interest payable at prime less 50 basis points. At September 30, 2004 and 2003, the Corporation had $2.0 million outstanding at an interest rate of 4.25% and 3.50%, respectively. This line of credit expires in the first quarter of fiscal 2006. The loan is secured by 162,420, or 40.0% of Winton Savings' outstanding shares.

                          WINTON FINANCIAL CORPORATION

NOTE I - FEDERAL INCOME TAXES

      Federal income taxes differ from the amounts computed at the statutory corporate tax rate for the years ended September 30 as follows:

                                                            2004             2003            2002
                                                                    (Dollars in thousands)

Federal income taxes computed at statutory rate            $ 2,382         $ 2,888         $ 2,566
Increase (decrease) in taxes resulting from:
  Interest income on municipal loans and obligations
    of state and political subdivisions                        (90)            (62)              -
  Nondeductible expenses                                        14               9              12
  Nontaxable dividend income                                    (2)             (4)             (4)
  Low income housing investment tax credits                    (42)            (42)            (42)
  Other                                                          1               -              (9)
                                                           -------         -------         -------
Federal income tax provision per consolidated
  financial statements                                     $ 2,263         $ 2,789         $ 2,523
                                                           =======         =======         =======

Effective tax rate                                            32.3%           32.8%           33.4%
                                                           =======         =======         =======

      The composition of the Corporation's net deferred tax liability at September 30 is as follows:


Taxes (payable) refundable on temporary                                    2004           2003
differences at statutory rate:                                                (In thousands)
Deferred tax assets:
  General loan loss allowance                                             $   832        $   770
  Reserve for uncollected interest                                             11             54
  Amortization of intangible assets                                            63             58
  Loans held for sale                                                          16             48
  Unrealized losses on securities designated as available for sale              3              -
  Other                                                                        11              -
                                                                          -------        -------
       Total deferred tax assets                                              936            930

Deferred tax liabilities:
  Federal Home Loan Bank stock dividends                                   (1,442)        (1,327)
  Difference between book and tax depreciation                               (359)          (153)
  Percentage of earnings bad debt deduction                                     -            (48)
  Unrealized gains on securities designated as available for sale               -           (130)
  Deferred loan origination costs                                            (511)          (552)
  Mortgage servicing rights                                                  (333)          (177)
  Deferred gain on sale of real estate acquired through foreclosure            (7)           (18)
  Other                                                                        (1)            (4)
                                                                          -------        -------
       Total deferred tax liabilities                                      (2,653)        (2,409)
                                                                          -------        -------

       Net deferred tax liability                                         $(1,717)       $(1,479)
                                                                          =======        =======

                          WINTON FINANCIAL CORPORATION

NOTE I - FEDERAL INCOME TAXES (continued)

      Prior to fiscal 1997, the Company was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income, subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than for bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. This percentage of earnings bad debt deduction had accumulated to approximately $1.8 million as of September 30, 2004. The amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $600,000 at September 30, 2004.

      Winton Savings is required to recapture as taxable income approximately $1.0 million of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. Winton Savings has provided deferred taxes for this amount and began to amortize the recapture of the bad debt reserve into taxable income over a six-year period in fiscal 1999.

NOTE J - LOAN COMMITMENTS

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Company's involvement in such financial instruments.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

      At September 30, 2004, the Company had total outstanding commitments of approximately $28.2 million to originate residential one- to four-family and multi-family real estate loans, of which $7.0 million were comprised of adjustable-rate loans at rates ranging from 3.50% to 6.75%, and $21.2 million were comprised of fixed-rate loans at rates ranging from 3.50% to 7.75%. The Company also had total outstanding commitments of approximately $3.1 million to originate nonresidential real estate and land loans, of which approximately $800,000 were comprised of fixed-rate loans ranging from 5.25% to 8.00%, and $2.3 million were comprised of adjustable rate loans at rates ranging from 4.75% to 5.125%. Additionally, the Company had unused lines of credit related to home equity loans and commercial loans totaling $25.8 million and $8.6 million, respectively. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of September 30, 2004, and such commitments have been underwritten on the same basis as that of the existing loan portfolio. Management believes that all loan commitments are able to be funded through cash flow from operations. Fees received in connection with these commitments have not been recognized in earnings.

      The Company has an outstanding commitment to sell $9.6 million of loans in the secondary market at September 30, 2004.

                          WINTON FINANCIAL CORPORATION

NOTE K - REGULATORY CAPITAL

      Winton Savings is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Winton Savings' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Winton Savings must meet specific capital guidelines that involve quantitative measures of Winton Savings' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Winton Savings' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 4.0% of adjusted total assets. The risk-based capital requirement currently provides for the maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets as of September 30, 2004. In computing risk-weighted assets, Winton Savings multiplies the value of each asset on its statement of financial condition by a defined risk-weighted factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

      During fiscal 2004, the Company was notified by the OTS that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Company must maintain minimum capital ratios as set forth in the following tables.

      As of September 30, 2004 and 2003, management believes that the Company met all capital adequacy requirements to which it was subject.

                                                               AS OF SEPTEMBER 30, 2004
                                                                                                            REQUIRED
                                                                                                          TO BE "WELL-
                                                                      REQUIRED                         CAPITALIZED" UNDER
                                                                     FOR CAPITAL                        PROMPT CORRECTIVE
                                      ACTUAL                      ADEQUACY PURPOSES                     ACTION PROVISIONS
                               ------------------          --------------------------------          ----------------------------
                                AMOUNT      RATIO              AMOUNT             RATIO                  AMOUNT        RATIO
                                                                 (Dollars in thousands)
Tangible capital               $48,551        8.8%         > or = $  8,266      > or = 1.5%          > or = $27,555  > or =  5.0%

Core capital                   $48,551        8.8%         > or = $ 22,044      > or = 4.0%          > or = $33,066  > or =  6.0%

Risk-based capital             $50,999       12.7%         > or = $ 32,145      > or = 8.0%          > or = $40,181  > or = 10.0%

                          WINTON FINANCIAL CORPORATION

NOTE K - REGULATORY CAPITAL (continued)

                            AS OF SEPTEMBER 30, 2003

                                                                                                           REQUIRED
                                                                                                         TO BE "WELL-
                                                                      REQUIRED                        CAPITALIZED" UNDER
                                                                     FOR CAPITAL                      PROMPT CORRECTIVE
                                        ACTUAL                    ADEQUACY PURPOSES                   ACTION PROVISIONS
                                 ------------------       --------------------------------     --------------------------------
                                  AMOUNT      RATIO           AMOUNT              RATIO            AMOUNT             RATIO
                                                                 (Dollars in thousands)
Tangible capital                 $45,007        8.3%      > or = $  8,149      > or = 1.5%     > or = $27,163      > or =  5.0%

Core capital                     $45,007        8.3%      > or = $ 21,730      > or = 4.0%     > or = $32,596      > or =  6.0%

Risk-based capital               $47,272       11.8%      > or = $ 32,060      > or = 8.0%     > or = $40,075      > or = 10.0%

      The Company's management believes that under the current regulatory capital regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Company, such as increased interest rates or a downturn in the economy in the Company's market area, could adversely affect future earnings and consequently, the ability to meet future regulatory capital requirements.

                          WINTON FINANCIAL CORPORATION

NOTE L - CONDENSED FINANCIAL STATEMENTS OF WINTON FINANCIAL
 CORPORATION

      The following condensed financial statements summarize the financial position of the Corporation as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years ended September 30, 2004, 2003 and 2002.

                          WINTON FINANCIAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                  September 30,

                 ASSETS                                           2004            2003
                                                                     (In thousands)
Cash                                                            $    501        $    667
Investment in The Winton Savings and Loan Co.                     48,680          45,147
Investment in Walnut Street Enterprises LLC                          189               -
Corporate equity securities - at fair value                          146             606
Prepaid expenses and other assets                                    249              19
Prepaid federal income taxes                                       1,197             390
                                                                --------        --------

            Total assets                                        $ 50,962        $ 46,829
                                                                ========        ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable                                                    $  2,000        $  2,000
Accrued expenses and other liabilities                                16             472
Deferred federal income taxes                                        534             135
                                                                --------        --------
            Total liabilities                                      2,550           2,607

Shareholders' equity
  Additional paid-in capital                                      14,071          11,285
  Retained earnings                                               35,880          33,213
  Treasury stock - 117,630 and 40,300 shares respectively
    at September 30, 2003 and 2002 - at cost                      (1,534)           (529)
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                    (5)            253
                                                                --------        --------

            Total shareholders' equity                            48,412          44,222
                                                                --------        --------

            Total liabilities and shareholders' equity          $ 50,962        $ 46,829
                                                                ========        ========

                          WINTON FINANCIAL CORPORATION

NOTE L - CONDENSED FINANCIAL STATEMENTS OF WINTON FINANCIAL
  CORPORATION (continued)

                          WINTON FINANCIAL CORPORATION
                             STATEMENTS OF EARNINGS
                            Year ended September 30,

                                                          2004           2003         2002
                                                                    (In thousands)
Revenue
  Interest and dividends on investments                 $     9        $    16       $    16
  Gain on sale of investment securities                     550              -           105
  Equity in earnings of Winton Savings & Loan Co.         4,439          5,870         5,071
  Equity in undistributed losses in Walnut Street
    Enterprises LLC                                          (3)             -             -
                                                        -------        -------       -------
                                                          4,995          5,886         5,192
Expenses
  General and administrative                                253            180           169
                                                        -------        -------       -------

       Net earnings                                     $ 4,742        $ 5,706       $ 5,023
                                                        =======        =======       =======

                          WINTON FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            Year ended September 30,

                                                                       2004           2003            2002
                                                                                  (In thousands)
Cash flows provided by (used in) operating activities:
  Net earnings for the year                                           $ 4,742        $ 5,706        $ 5,023
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Undistributed earnings of Winton Savings & Loan Co.                (2,039)        (3,870)        (3,646)
    Undistributed loss of Walnut Street Enterprises LLC                     3              -              -
    Gain on sale of investment securities                                (550)             -           (105)
    Increases (decreases) in cash due to changes in:
      Prepaid expenses and other assets                                  (230)            (6)            (4)
      Prepaid federal income taxes                                       (807)          (255)           (43)
      Other                                                                90             60             47
                                                                      -------        -------        -------
            Net cash provided by operating activities                   1,206          1,635          1,272

Cash flows provided by (used in) investing activities:
  Investment in Winton Savings & Loan Co.                              (1,500)             -              -
  Investment in Walnut Street Enterprises LLC                            (192)             -              -
  Proceeds from sale of investment securities                             614              -            125
                                                                      -------        -------        -------
            Net cash provided by (used in) investing activities        (1,078)             -            125

Cash flows provided by (used in) financing activities:
  Payment of dividends on common stock                                 (2,075)        (1,853)        (1,648)
  Purchase of treasury shares                                          (1,005)          (524)            (5)
  Proceeds from exercise of stock options                               2,786            964            179
                                                                                     -------        -------
            Net cash used in financing activities                        (294)        (1,413)        (1,474)
                                                                      -------        -------        -------

Net increase (decrease) in cash and cash equivalents                     (166)           222            (77)

Cash and cash equivalents at beginning of year                            667            445            522
                                                                      -------        -------        -------

Cash and cash equivalents at end of year                              $   501        $   667        $   445
                                                                      =======        =======        =======

                          WINTON FINANCIAL CORPORATION

NOTE L - CONDENSED FINANCIAL STATEMENTS OF WINTON FINANCIAL CORPORATION (continued)

      Winton Savings is subject to regulations imposed by the OTS regarding the amount of capital distributions payable by the Company to the Corporation. Generally, Winton Savings' payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation.

NOTE M - PENDING ACQUISITION

      On August 25, 2004, WesBanco, Inc. ("WesBanco"), WesBanco Bank, Inc., Winton Financial and The Winton Savings and Loan Co. entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Winton Financial with and into WesBanco.

      Pursuant to the Merger Agreement, Winton shareholders will receive for each Winton share owned $20.75 in cash or 0.755 shares of WesBanco common stock, subject to the requirement that 60% of Winton's outstanding shares will be paid in stock and 40% in cash, via a pro ration formula described in the Merger Agreement. The transaction approved by both companies is valued at approximately $102.5 million. The consummation of the merger is subject to regulatory and Winton shareholder approval.

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table summarizes the Corporation's quarterly results for the fiscal years ended September 30, 2004 and 2003. Certain amounts, as previously reported, have been reclassified to conform to the 2004 presentation.

                                                         THREE MONTHS ENDED
                                           SEPTEMBER 30,  JUNE 30,  MARCH 31,  DECEMBER 31,
2004:                                           (In thousands, except per share data)
Total interest income                      $      7,567   $ 7,661   $  7,752   $     7,848
Total interest expense                            3,726     3,691      3,759         3,933
                                           ------------   -------   --------   -----------
Net interest income                               3,841     3,970      3,993         3,916
Provision for losses on loans                        75        75         75            75
Other income                                      1,289       685      1,021           669
General, administrative and other expense         3,329     2,774      2,782         3,194
                                           ------------   -------   --------   -----------
Earnings before income taxes                      1,726     1,806      2,157         1,316
Federal income taxes                                566       594        697           406
                                           ------------   -------   --------   -----------
Net earnings                               $      1,160   $ 1,212   $  1,460   $       910
                                           ============   =======   ========   ===========
Earnings per share
 Basic                                     $        .25   $   .26   $    .32   $       .20
                                           ============   =======   ========   ===========
  Diluted                                  $        .24   $   .26   $    .31   $       .20
                                           ============   =======   ========   ===========

                          WINTON FINANCIAL CORPORATION

NOTE M - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

                                                         THREE MONTHS ENDED
                                           SEPTEMBER 30,  JUNE 30,  MARCH 31,  DECEMBER 31,
2003:                                            (In thousands, except per share data)
Total interest income                      $      7,701   $ 7,786   $  7,933   $     8,224
Total interest expense                            3,905     3,995      4,113         4,383
                                           ------------   -------   --------   -----------
Net interest income                               3,796     3,791      3,820         3,841
Provision for losses on loans                       150       150        150           155
Other income                                        729     1,223        982         1,481
General, administrative and other expense         2,936     2,676      2,491         2,460
                                           ------------   -------   --------   -----------
Earnings before income taxes                      1,439     2,188      2,161         2,707
Federal income taxes                                451       719        714           905
                                           ------------   -------   --------   -----------
Net earnings                               $        988   $ 1,469   $  1,447   $     1,802
                                           ============   =======   ========   ===========
Earnings per share
  Basic                                    $        .22   $   .33   $    .32   $       .40
                                           ============   =======   ========   ===========
  Diluted                                  $        .21   $   .32   $    .31   $       .39
                                           ============   =======   ========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      The Corporation's management reviews the system of internal controls with a view towards continuous improvement. In this regard, management became aware that segregation of network access capabilities were not implemented. In addition, management became aware of a number of passed adjustments in connection with the audit of the consolidated financial statements. The Corporation's Audit Committee was advised by its independent auditors that these matters represented significant deficiencies as defined in the auditing literature. Management has implemented corrective action with respect to these matters. The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon that evaluation and the corrective actions which are in the implementation stages, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF WFC

DIRECTORS

      The following are the current directors of WFC:

                                         Age                  Position(s) Held                      Director Since
                                         ---                  ----------------                      --------------
Robert E. Hoeweler                       57             Director and Vice Chairman                      1989
                                                               of the Board
Timothy M. Mooney                        57                      Director                               1996
J. Clay Stinnett                         53                      Director                               1996
Robert L. Bollin (1)                     53               Director and President                        1989
Jill M. Burke                            42                  Director and CFO                           2004
Henry L. Schulhoff                       60               Director and Chairman                         1989
                                                               of the Board
Thomas H. Humes                          55                      Director                               1996

---------------------
(1) Robert L. Bollin, a director and the President of WFC, is the brother of Gregory J. Bollin, a Vice President of WFC.

      ROBERT E. HOEWELER, a certified public accountant, has served since 1990 as the President of the Hoeweler Group, a group of family-owned companies that includes Aluminum Extruded Shapes, Inc.

      TIMOTHY M. MOONEY has served as Vice President of Operations at St. Xavier High School since August 2004 and previously served as Executive Vice President and Chief Financial Officer of Kendle International Inc., a clinical research organization in Cincinnati. Mr. Mooney is a director of Regent Communications, Inc.

      J. CLAY STINNETT has served since 1993 as the President and a director of J.R. Concepts, Inc., a direct mail advertising company in Cincinnati.

      ROBERT L. BOLLIN has served since 1988 as the President and a director of Winton and since 1989 as the President and a director of WFC.

      JILL M. BURKE is the Chief Financial Officer of WFC and Winton, positions she has held since 1989. She became a director in 2004.

      HENRY L. SCHULHOFF has served since 1976 as the President of Schulhoff and Company, Inc., a local investment counseling firm.

      THOMAS H. HUMES has served since 1978 as the President of Great Traditions Land and Development Co., a real estate and land development company in Cincinnati.

      The only committee of WFC is the Audit Committee. The Audit Committee of the Board of Directors of WFC is comprised of three directors, all of whom are considered "independent" under Section 121(A) of AMEX's listing standards. The members of WFC's Audit Committee are Thomas H. Humes, Timothy M. Mooney and J. Clay Stinnett. The Board of Directors has determined that Timothy M. Mooney is a financial expert. The Audit Committee is responsible for overseeing WFC's accounting functions and controls, as well as retaining an independent accounting firm to audit WFC's financial statements. The Audit Committee has adopted a revised written charter to set forth its responsibilities. The Audit Committee met nine times during the fiscal year ended September 30, 2004.

EXECUTIVE OFFICERS

      In addition to Robert L. Bollin, the following individuals are current executive officers of WFC:

      GREGORY J. BOLLIN, age 50, is a Vice President of WFC, a position he has held since January 1994. Mr. Bollin also serves as Executive Vice President of Winton, a position he has held since January 1993. Mr. Bollin is the brother of Robert L. Bollin.

      JILL M. BURKE is the Chief Financial Officer of WFC and Winton, positions she has held since 1989. She became a director in 2004.

      GREGORY P. NIESEN, age 38, a certified public accountant, has served as Treasurer of WFC since February 2000 and as Secretary of WFC since October 2000. Prior to his employment by WFC, Mr. Niesen served as the Senior Vice President/Treasurer of Fidelity Financial of Ohio, Inc. for four years and as the Senior Vice President/Chief Financial Officer of Centennial Savings Bank for four years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires WFC's officers and directors and persons who own 10% or more of the shares of WFC to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission. Officers, directors and 10% or greater shareholders are required by the Commission's regulations to furnish WFC with copies of all Forms 3, 4 and 5 they file.

      Based on WFC's review of the copies of such forms it has received, WFC believes that all of its officers, directors and 10% or greater shareholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act during fiscal 2004.

CODE OF BUSINESS CONDUCT AND ETHICS

      WFC's Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all employees and directors of WFC and Winton. A copy of the Code of Business Conduct and Ethics will be available at no charge to any person upon written request to:

                   Winton Financial Corporation
                   Attention: Jill M. Burke, Chief Financial Officer 5511 Cheviot Road
                   Cincinnati, Ohio  45247-7095

ITEM 11. EXECUTIVE COMPENSATION

      EXECUTIVE COMPENSATION

      WFC does not pay any compensation to its executive officers. Winton compensates its executive officers for services rendered to Winton. Except for the persons set forth in the table below (the "Named Executive Officers"), no director or executive officer of WFC received more than $100,000 in salary and bonus payments from Winton during the year ended September 30, 2004:

                           Summary Compensation Table

                                                                               Long Term
                                                                              Compensation
                                                                                 Awards
                                                                               ----------
                                                  Annual Compensation          Securities       All Other
                                                 ----------------------        Underlying     Compensation
Name and Principal Position               Year   Salary($)     Bonus($)        Options (#)        ($)(1)
---------------------------               ----   ---------     --------        -----------    ------------
Robert L. Bollin,                         2004    215,088       17,000            12,500       11,668 (2)
  President                               2003    210,712       77,000                 0       11,868 (2)
                                          2002    201,278       77,000                 0       10,877 (2)

Gregory J. Bollin,                        2004    151,932       14,000             7,500        9,335 (3)
  Vice President                          2003    147,519       54,000                 0        8,842 (3)
                                          2002    142,746       49,000                 0        8,560 (3)

Jill M. Burke,                            2004    106,996       33,000             7,500        8,631 (4)
  Chief Financial Officer                 2003    103,115       42,400                 0        8,570 (4)
                                          2002     96,000       40,000                 0        7,116 (4)

Gregory P. Niesen,                        2004     83,763        9,665 (6)         5,000        5,991 (5)
  Treasurer/Secretary                     2003     82,712       18,000                 0        5,472 (5)
                                          2002     80,250       14,000                 0        4,399 (5)

-------------------------
(1) On February 28, 2002, The Winton Financial Corporation Employee Stock Ownership Plan (the "ESOP") was terminated and merged into The Winton Savings and Loan Co. 401(k) Profit Sharing Plan (the "401(k)"). Prior to the termination, contributions were made to the ESOP for the benefit of participants.

(2) Consists of cash or stock contributions to the ESOP of $0, $0, and $4,788 allocated to Mr. Robert L. Bollin's account and $11,668, $11,868 and $6,089 in matching and profit sharing contributions to the 401(k) Plan for Mr. Robert L. Bollin's account for the years ended September 30, 2004, 2003, and 2002, respectively.

(3) Consists of cash or stock contributions to the ESOP of $0, $0, and $4,788 allocated to Mr. Gregory J. Bollin's account and $9,335, $8,842 and $3,772 in matching and profit sharing contributions to the 401(k) Plan for Mr. Gregory J. Bollin's account for the years ended September 30, 2004, 2003, and 2002, respectively.

(4) Consists of cash or stock contributions to the ESOP of $0, $0, and $3,681 allocated to Ms. Burke's account and $8,631, $8,570, and $3,435 in matching and profit sharing contributions to the 401(k) Plan for Ms. Burke's account for the years ended September 30, 2004, 2003, and 2002, respectively.

(5) Consists of cash or stock contributions to the ESOP of $0, $0, and $2,526 allocated to Mr. Niesen's account and $5,991, $5,472, and $1,873 in matching and profit sharing contributions to the 401(k) Plan for Mr. Niesen's account for the years ended September 30, 2004, 2003, and 2002, respectively.

(6) Includes $4,665 awarded under the cost analysis revenue enhancement program in which Mr. Niesen contributed significantly.

      The following table sets forth information regarding the number and value of unexercised options granted pursuant to the 1988 Option Plan and the 1999 Option Plan and held by the Named Executive Officers. No options were granted under the 2003 Option Plan during fiscal 2004.

                                    Aggregate Option/SAR Exercises in Last Fiscal Year  and 9/30/04 Option Values
                                ---------------------------------------------------------------------------------------
                                                                          Number of Securities     Value of Unexercised
                                                                         Underlying Unexercised    In-the-Money Options
                                                                         Options at 9/30/04(#)       at 9/30/04($)(1)
                                                                         ----------------------    --------------------
                                Shares Acquired           Value               Exercisable/             Exercisable/
Name                             on Exercise(#)       Realized ($)           Unexercisable             Unexercisable
----                             --------------       ------------           -------------             -------------
Robert L. Bollin                     49,370            454,661                  60,500/0              640,635/0
Gregory J. Bollin                    21,186            230,398                  47,314/0              536,152/0
Jill M. Burke                        34,300            232,140                  15,000/0              153,675/0
Gregory P. Niesen                    12,500            112,563                   7,500/0               64,963/0

-----------------------

(1) An option is "in-the-money" if the fair value of the underlying stock exceeds the exercise price of the option. The figure represents the value of such unexercised options, determined by multiplying the number of unexercised options by the difference between the exercise price of such options and the $21.12 closing bid price for the WFC shares reported by the American Stock Exchange ("AMEX"), on September 30, 2004.

EMPLOYMENT AGREEMENTS

      WFC and Winton have entered into employment agreements with Robert L. Bollin, President of WFC and Winton, Gregory J. Bollin, Vice President of WFC and Executive Vice President of Winton, and Jill M. Burke, Chief Financial Officer of WFC and Winton. Each employment agreement has a term of three years and provides for an annual salary and annual bonus of not less than $230,000 for Robert L. Bollin, $163,000 for Gregory J. Bollin and $119,400 for Jill M. Burke, and an annual salary and performance review by the Boards of Directors. The employment agreements require the inclusion of Robert L. Bollin, Gregory J. Bollin and Jill M. Burke in any formally established employee benefit, bonus, pension and profit sharing plans for which senior management personnel are eligible and also provide for vacation and sick leave.

      WFC and Winton may terminate the employment agreements at any time. If the employment of Robert L. Bollin, Gregory J. Bollin or Jill M. Burke is terminated during the three-year term of his or her respective agreement for any reason other than "just cause" or a "change of control" of WFC or Winton (as defined in the agreements), he or she will be entitled to receive his or her annual compensation for the remainder of the three-year term of the agreement and a continuation of benefits substantially equal to those being provided at the date of termination of employment until the earliest to occur of the expiration of the term of the employment agreement or the date on which the employee becomes employed full-time by another employer.

      If WFC or Winton terminates the employment of Robert L. Bollin, Gregory J. Bollin or Jill M. Burke, or if their positions or responsibilities are substantially changed in connection with or within one year of a change of control of WFC or Winton, he or she will be entitled to receive an amount approximately equal to three times his or her then current annual compensation, subject to any necessary reduction to comply with certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), regulations of the Internal Revenue Service and regulations of the Office of Thrift Supervision ("OTS"). He or she will also be entitled to continued benefits under all benefit plans until the earliest to occur of the expiration of the term of the employment agreement or the date on which the employee becomes employed full-time by another employer.

SEVERANCE AGREEMENT

      Winton has entered into a Severance Agreement with Gregory P. Niesen, the Secretary and Treasurer of WFC and Winton. The Severance Agreement has a one-year term and provides that if Winton terminates Gregory P. Niesen's employment within six months before or within one year after a "change of control" of Winton (as defined in the Agreement), or Gregory P. Niesen voluntarily terminates his employment with Winton within one year after a change in control due to certain material changes in his employment (as set forth in the Agreement), he shall be entitled to receive $88,250, subject to any necessary reduction to comply with certain provisions of the Code, regulations of the Internal Revenue Service and regulations of the OTS. He will also be entitled to continued benefits under all benefit plans until the earliest to occur of the expiration of the term of the employment agreement or the date on which he becomes employed full-time by another employer.

COMPENSATION COMMITTEE REPORT

      As a unitary savings and loan holding company, the business of WFC consists principally of holding the stock of Winton. The functions of the executive officers of WFC, who are also the executive officers of Winton, pertain primarily to the operations of Winton. The executive officers receive their compensation, therefore, from Winton, rather than from WFC. The Compensation Committee of Winton has furnished the following report concerning executive compensation:

                      Process for Determining Compensation

      Decisions on cash compensation of Winton's executive officers are made by the three-member Compensation Committee of Winton's Board of Directors. Each member of the Compensation Committee is an independent director.

      The Compensation Committee reviews the compensation levels of the executive officers of Winton, including the CEO, each year. The Compensation Committee utilizes independent surveys of compensation of officers in the thrift industry, taking into account comparable asset bases and geographic locations. The Compensation Committee also assesses each particular executive officer's contribution to WFC and Winton, the skills and experiences required by his/her position and the potential of the executive officer. The Compensation Committee determines the compensation for the senior executive officers based on the foregoing factors.

            Compensation Policies toward Executive Officers Generally

      The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that will attract and retain qualified executives and will reward individual performance, initiative and achievement, while enhancing overall corporate performance and shareholder value. The cash compensation program for executive officers consists of the following three elements: a base salary component, a discretionary cash bonus and an incentive component payable under an incentive plan (the "Incentive Plan").

      The objectives of the discretionary cash bonuses are to motivate and reward the executive officers based on each individual's contribution to the total performance of Winton and WFC and to reinforce a strong performance orientation.

      The Incentive Plan was established to motivate and reward the executive officers and employees in connection with the accomplishment of annual objectives of Winton and WFC, to reinforce a strong performance orientation with differentiation and variability in individual awards based on contribution to annual and long range business results and to provide a competitive compensation package that will attract, reward and retain individuals of the highest quality. The Incentive Plan provides that if WFC reaches a predetermined return on equity, a percentage of WFC's net income before taxes is set aside to be used for incentive awards. This incentive pool is distributed through cash awards as follows: 40% of the incentive pool is divided between the President and the Executive Vice President of Winton, 40% of the incentive pool is awarded to other executive officers and employees of WFC and Winton as determined appropriate by the President, and the remaining 20% of the incentive pool is contributed to the Profit Sharing plan.

                       Determination of CEO's Compensation

      The Compensation Committee based the compensation of Mr. Robert L. Bollin in fiscal 2004 on the policies described above for executive officers. The corporate profitability measurements considered were return on equity, net income, earnings per WFC common share and return on assets. Additional corporate goals considered were merger and acquisition activities, continued updating and implementation of Winton's strategic plan and subsidiary oversight and progress. The Compensation Committee believes that the level of compensation paid to Mr. Robert L. Bollin in fiscal 2004 was fair and reasonable when compared with compensation levels in the thrift industry reported in various independent surveys. The compensation earned by Mr. Robert L. Bollin in 2004 reflects the significant management and leadership responsibilities required of him and the effective manner in which those responsibilities were fulfilled.

Submitted by the Compensation Committee of Winton's Board of Directors

Thomas H. Humes
Timothy M. Mooney
J. Clay Stinnett

COMPENSATION COMMITTEE INTERLOCKS

      During fiscal 2004, no member of the Compensation Committee was a current or former executive officer or employee of WFC or Winton or had a reportable business relationship with WFC or Winton.

PERFORMANCE GRAPH

      The following graph compares the cumulative total return on WFC's shares for the fiscal year ended September 30, 2004, with the cumulative total return of the SNL Thrift Index, which is an index of thrifts whose shares are traded on The New York Stock Exchange, AMEX or The Nasdaq Stock Market and the cumulative total return of the Standard and Poor's 500 for the same period.

                                    [GRAPH]

                                 09/30/2000          09/30/2001         09/30/2002          09/30/2003         09/30/2004
                                 ----------          ----------         ----------          ----------         ----------
Winton Financial Corp.              61.51              60.25               65.27               87.70             141.39
SNL Thrift Index                   117.91             156.59              161.59              218.49             254.44
S&P 500 Index                      111.99              81.15               63.56               77.65              86.89

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The following table sets forth certain information with respect to shareholders, other than directors and executive officers of WFC, known by WFC to own beneficially more than five percent of the WFC common shares as of December 15, 2004:

                                           Amount and Nature            Percentage of Common
Name and Address                        of Beneficial Ownership         Shares Outstanding (1)
----------------                        -----------------------         ----------------------
The Winton Savings and Loan Co.               328,101 (2)                      6.47%
5511 Cheviot Road
Cincinnati, Ohio  45247

---------------------

(1)   Assumes a total of 5,069,824 WFC common shares outstanding.

(2) All of the shares are held by Winton as Trustee for The Winton Savings and Loan Co. 401(k) Profit Sharing Plan (the "401(k)"). Pursuant to the 401(k), Winton, as Trustee, has shared investment power with respect to shares held in ESOP Transfer Accounts. The ESOP Transfer Accounts were created when The Winton Financial Corporation Employee Stock Ownership Plan (the "ESOP") was terminated and then merged into the 401(k).

      As previously announced, pursuant to the Agreement and Plan of Merger dated as of August 25, 2004 by and among WesBanco, Inc. ("WesBanco"), WesBanco Bank, Inc., WFC and Winton, WesBanco will acquire all of the outstanding shares of WFC. As a result, WFC will be merged with and into WesBanco. It is anticipated that this merger will become effective in January 2005.

      The following table sets forth certain information with respect to the number of WFC common shares beneficially owned by each director of WFC and by all directors and executive officers of WFC as a group as of December 15, 2004:

                                                    Amount and Nature of
                                                     Beneficial Ownership
                                      --------------------------------------------------
                                      Sole Voting and/or            Shared Voting and/or        Percentage of Common
   Name and Address (1)                Investment Power                Investment Power         Shares Outstanding (2)
----------------------------           ----------------                ----------------         ----------------------
Robert L. Bollin                            153,871 (3)                    50,826                        4.04%
Robert E. Hoeweler                           72,500 (4)                    91,400                        3.20
Thomas H. Humes                              32,500 (5)                     2,000                         .68
Timothy M. Mooney                            32,500 (6)                         0                         .64
Henry L. Schulhoff                          168,160 (7)                    28,800 (7)                     .93
J. Clay Stinnett                              1,000                             0                        3.86
Jill M. Burke                                46,967                             0                         .93
All directors and executive
officers of WFC as a group (9
persons)                                    567,988                       191,905                       14.56

--------------------------
(1) Each of the persons listed in this table may be contacted at the address of WFC, 5511 Cheviot Road, Cincinnati, Ohio 45247.

(2) For each person, assumes a total of 5,069,824 WFC common shares outstanding, plus the number of WFC shares such person may acquire in the next 60 days pursuant to the Winton Financial Corporation Stock Option and Incentive Plan, as amended (the "1988 Option Plan"), the Winton Financial Corporation 1999 Stock Option and Incentive Plan (the "1999 Option Plan"), and the Winton Financial Corporation 2003 Stock Option and Incentive Plan (the "2003 Option Plan").

(3)   Includes 52,500 shares that may be acquired upon the exercise of options.

(4)   Includes 32,500 shares that may be acquired upon the exercise of options.

(5) Consists solely of shares that may be acquired upon the exercise of options.

(6)   Includes 30,560 shares that may be acquired upon the exercise of options.

(7) Includes 17,600 shares owned by the Cathleen Schulhoff Trust, the trustee of which is Mr. Schulhoff's spouse, and as to which Mr. Schulhoff disclaims beneficial ownership.

      The following table shows, as of September 30, 2004, the number of shares issuable upon the exercise of outstanding stock options under both the 1988 Option Plan, the 1999 Option Plan and the 2003 Option Plan, the weighted-average exercise price of those stock options, and the number of common shares remaining for future issuance under the 1999 Option Plan and the 2003 Option Plan, excluding shares issuable upon the exercise of outstanding stock options:

                                            (a)                         (b)                          (c)
                                    -------------------         -------------------       ------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                                    Number of securities                                    future issuance under
                                     to be issued upon            Weighted-average        equity compensation plans
                                        exercise of              exercise price of          (excluding securities
      Plan Category                 outstanding options         outstanding options       reflected in column (a))
-------------------------           -------------------         -------------------       ------------------------
Equity compensation plans
approved by security
holders......................             499,274                      $10.51                      357,485

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Some of the directors and officers of WFC and Winton were customers of and had transactions with Winton in the ordinary course of Winton's business during the two years ended September 30, 2004. All loans and commitments to loan included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of WFC, do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate fees billed by Grant Thornton LLP to WFC for the years ended September 30, 2004 and 2003 are as follows:

                                     2004                       2003
                                     ----                       ----
Audit Fees                         $63,425                    $63,910
Tax Fees (1)                         7,715                      9,450
All Other Fees (2)                  22,995                      7,955
                                   -------                    -------
Total Fees                         $94,135                    $81,315
                                   =======                    =======

-------------------------
(1)   Permissible tax services include preparation of tax returns.

(2)   Includes reviews of Forms S-4 and 10-Q.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                  10.1  The Winton Savings and Loan Co. 401(k) Profit Sharing
                        Plan

                  10.2 Winton Financial Corporation, Stock Option and Incentive Plan, as Amended

                  10.3 The Winton Financial Corporation 1999 Stock Option and Incentive Plan

                  10.4 The Winton Financial Corporation 2003 Stock Option and Incentive Plan

                  10.5 Employment Agreement between WFC, Winton and Robert L. Bollin, dated January 1, 2004

                  10.6 Employment Agreement between WFC, Winton and Gregory J. Bollin, dated January 1, 2004

                  10.7 Employment Agreement between WFC, Winton and Jill M. Burke, dated January 1, 2004

                  10.8 Severance Agreement between Winton and Gregory P. Niesen, dated January 1, 2004

                  10.9 Agreement and Plan of Merger dated as of August 25, 2004 by and among WesBanco, Inc., WesBanco Bank, Inc., WFC and Winton

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

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

                  32.1  Certification of Chief Executive Officer

                  32.2  Certification of Chief Financial Officer

                  99.1 Safe Harbor Under the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 17, 2004.

                                             WINTON FINANCIAL CORPORATION

                                             By:  /s/ Robert L. Bollin
                                                  ------------------------------
                                                    Robert L. Bollin,
                                                    President, Chief Executive
                                                    Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Jill M. Burke                        By:/s/ Thomas H. Humes
   --------------------------------              -------------------------------
     Jill M. Burke,                              Thomas H. Humes,
     Principal Financial Officer                 Director
     and Principal Accounting
     Officer

Date: December 17, 2004                       Date: December 17, 2004

By:  /s/ Robert E. Hoeweler                   By:/s/ Henry L. Schulhoff
   --------------------------------              -------------------------------
     Robert E. Hoeweler,                         Henry L. Schulhoff,
     Director                                    Director

Date: December 17, 2004                       Date: December 17, 2004

By:  /s/ Timothy M. Mooney                    By:/s/ J. Clay Stinnett
    -------------------------------              -------------------------------
     Timothy M. Mooney,                          J. Clay Stinnett,
     Director                                    Director

Date: December 17, 2004                       Date: December 17, 2004

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

10.4            The Winton Financial Corporation 2003 Stock Option and        Incorporated by reference to Exhibit A of
                Incentive Plan                                                the 2003 Proxy.

10.5            Employment Agreement between WFC, Winton and Robert L.
                Bollin, dated January 1, 2004

10.6            Employment Agreement between WFC, Winton and Gregory J.
                Bollin, dated January 1, 2004

10.7 Employment Agreement between WFC, Winton and Jill M. Burke, dated January 1, 2004

10.8 Severance Agreement between Winton and Gregory P. Niesen, dated January 1, 2004

10.9            Agreement and Plan of Merger dated as of August 25, 2004 by   Incorporated by reference to the Form 8-K
                and among WesBanco, Inc., WesBanco Bank, Inc., WFC and        filed by WFC with the SEC on August 30,
                Winton                                                        2004, Exhibit 2.

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

31.1            Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer

31.2            Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                Officer

32.1            Certification of Chief Executive Officer

EXHIBIT
NUMBER                                DESCRIPTION                                               LOCATION
32.2            Certification of Chief Financial Officer

99.1            Safe Harbor Under the Private Securities Litigation
                Reform Act of 1995